Form 10-Q
period 2000-06-30
PHILIP SERVICES CORP/DE
filed 2000-08-14
CIK 1095701

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                         Commission file number 0-30417

                             ---------------------

                          PHILIP SERVICES CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                   DELAWARE                                      98-131394
(State or Other Jurisdiction of Incorporation     (I.R.S. Employer Identification Number)
               or Organization)

   100 KING STREET WEST, HAMILTON, ONTARIO,                       L8N 4J6
                    CANADA                                       (Zip Code)
   (Address of Principal Executive Offices)

                                 (905) 521-1600
              (Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].

     The number of shares of Common Shares of the Registrant, outstanding at August 11, 2000 was 24,041,946.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  REPORT INDEX

PART AND ITEM NO.                                             PAGE NO.
-----------------                                             --------
PART I -- Financial Information
  Item 1 -- Financial Statements
             Consolidated Balance Sheets of the Company as
             of June 30, 2000 (unaudited) and March 31, 2000
             (audited) and Consolidated Balance Sheet of the
             Predecessor Company as of December 31, 1999
             (unaudited)....................................         2
             Consolidated Statement of Earnings of the
             Company for the Three Months Ended June 30,
             2000 and Consolidated Statement of Earnings of
             the Predecessor Company for the Three Months
             Ended June 30, 1999 (unaudited)................         3
             Consolidated Statement of Earnings of the
             Company For the Three Months Ended June 30,
             2000 and Consolidated Statements of Earnings
             for the Predecessor Company for the Three
             Months Ended March 31, 2000 and for the Six
             Months Ended June 30, 1999 (unaudited).........         4
             Consolidated Statement of Cash Flows of the
             Company for the Three Months Ended June 30,
             2000 and Consolidated Statements of Cash Flows
             of the Predecessor Company for the Three Months
             Ended March 31, 2000 and for the Six Months
             Ended June 30, 1999 (unaudited)................         5
             Notes to Consolidated Financial Statements
             (unaudited)....................................         6
  Item 2 -- Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations.....................................        22
  Item 3 -- Quantitative and Qualitative Disclosures About
             Market Risk....................................        28
PART II -- Other Information
  Item 1 -- Legal Proceedings...............................        29
  Item 2 -- Changes in Securities...........................        30
  Item 3 -- Defaults upon Senior Securities.................        30
  Item 4 -- Submission of Matters to a Vote of Securities
            Holders.........................................        30
  Item 5 -- Other Information...............................        30
  Item 6 -- Exhibits and Reports on Form 8-K................        30
             Signatures.....................................        31

                          PHILIP SERVICES CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS OF U.S. DOLLARS)

                                                                                         PREDECESSOR
                                                                          FRESH START      COMPANY
                                                                          -----------    -----------
                                                             JUNE 30       MARCH 31      DECEMBER 31
                                                              2000           2000           1999
                                                           -----------    -----------    -----------
                                                           (UNAUDITED)     (AUDITED)     (UNAUDITED)
ASSETS
Current Assets:
  Cash and equivalents.................................     $ 46,954       $ 32,116      $   48,316
  Accounts receivable (net of allowance for doubtful
     accounts of $25,643; March 31, 2000 -- $23,412;
     December 31, 1999 -- $23,938).....................      300,121        311,578         305,441
  Inventory for resale.................................       38,125         36,781          38,939
  Other current assets.................................       64,276        130,795         107,688
                                                            --------       --------      ----------
                                                             449,476        511,270         500,384
Fixed assets...........................................      279,045        281,412         303,639
Other assets...........................................       57,658         54,650          57,556
                                                            --------       --------      ----------
                                                            $786,179       $847,332      $  861,579
                                                            ========       ========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Accounts payable.....................................     $ 88,410       $ 94,397      $  110,762
  Accrued liabilities..................................      136,085        143,057         136,256
  Current maturities of long-term debt.................        4,040          5,161          11,917
                                                            --------       --------      ----------
                                                             228,535        242,615         258,935
Long-term debt.........................................      341,409        384,540           5,268
Deferred income taxes..................................        6,580          6,580           5,020
Other liabilities......................................       98,244         95,303          97,021
Liabilities subject to compromise......................           --             --       1,136,468
Contingencies
Shareholders' equity (deficit).........................      111,411        118,294        (641,133)
                                                            --------       --------      ----------
                                                            $786,179       $847,332      $  861,579
                                                            ========       ========      ==========

     These consolidated financial statements contain information relating to Philip Services Corporation, a Delaware corporation and its subsidiaries (the "Company") and Philip Services Corp., an Ontario company (the "Predecessor Company") and its subsidiaries which have been prepared by management of the Company. On April 7, 2000, the Predecessor Company transferred substantially all of its assets and liabilities (except for liabilities subject to compromise), at fair value, to the Company. The liabilities subject to compromise of $726.5 million were retained by the Predecessor Company and as a result, the Predecessor Company is now insolvent. Management of the Company has determined that financial information of the Predecessor Company at December 31, 1999 and for the three months ended March 31, 2000 and three and six months ended June 30, 1999 may be of interest to shareholders of the Company and has therefore included such information in this document. The financial information of the Predecessor Company does not reflect the effects of the application of fresh start reporting. Readers should therefore review this material with caution and not rely on the information disclosed for the Predecessor Company.

   The accompanying notes are an integral part of these financial statements.

                          PHILIP SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)
                     (IN THOUSANDS OF U.S. DOLLARS, EXCEPT
                          SHARE AND PER SHARE AMOUNTS)

                                                                                 PREDECESSOR COMPANY
                                                                                 --------------------
                                                         FOR THE THREE MONTHS    FOR THE THREE MONTHS
                                                         ENDED JUNE 30, 2000     ENDED JUNE 30, 1999
                                                         --------------------    --------------------
Revenue..............................................          $427,364                $397,012
Operating expenses...................................           373,904                 352,941
Selling, general and administrative costs............            38,215                  50,408
Depreciation and amortization........................            11,146                  13,688
                                                               --------                --------
Income (loss) from operations........................             4,099                 (20,025)
Interest expense.....................................             9,408                  25,375
Other income and expense -- net......................            (1,015)                   (686)
                                                               --------                --------
Loss from continuing operations before tax and
  reorganization costs...............................            (4,294)                (44,714)
Reorganization costs (Note 13).......................                --                  14,324
Income taxes.........................................               563                   2,650
                                                               --------                --------
Loss from continuing operations......................            (4,857)                (61,688)
Discontinued operations (net of tax).................                --                  39,175
                                                               --------                --------
Net loss.............................................          $ (4,857)               $(22,513)
                                                               ========                ========
Basic and diluted earnings (loss) per share (Note 14)
  Continuing operations..............................          $  (0.20)
  Discontinued operations............................                --
                                                               --------
                                                               $  (0.20)
                                                               ========
Weighted average number of common shares outstanding
  (000's)............................................            24,026
                                                               ========

     These consolidated financial statements contain information relating to Philip Services Corporation, a Delaware corporation and its subsidiaries (the "Company") and Philip Services Corp., an Ontario company (the "Predecessor Company") and its subsidiaries which have been prepared by management of the Company. On April 7, 2000, the Predecessor Company transferred substantially all of its assets and liabilities (except for liabilities subject to compromise), at fair value, to the Company. The liabilities subject to compromise of $726.5 million were retained by the Predecessor Company and as a result, the Predecessor Company is now insolvent. Management of the Company has determined that financial information of the Predecessor Company at December 31, 1999 and for the three months ended March 31, 2000 and three and six months ended June 30, 1999 may be of interest to shareholders of the Company and has therefore included such information in this document. The financial information of the Predecessor Company does not reflect the effects of the application of fresh start reporting. Readers should therefore review this material with caution and not rely on the information disclosed for the Predecessor Company.

   The accompanying notes are an integral part of these financial statements.

                          PHILIP SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)
                     (IN THOUSANDS OF U.S. DOLLARS, EXCEPT
                          SHARE AND PER SHARE AMOUNTS)

                                                                          PREDECESSOR COMPANY
                                                              -------------------------------------------
                                      FOR THE THREE MONTHS    FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                      ENDED JUNE 30, 2000     ENDED MARCH 31, 2000    ENDED JUNE 30, 1999
                                      --------------------    --------------------    -------------------
Revenue...........................          $427,364                $487,519               $812,556
Operating expenses................           373,904                 426,227                715,528
Selling, general and
  administrative costs............            38,215                  37,043                100,077
Depreciation and amortization.....            11,146                  12,436                 28,405
                                            --------                --------               --------
Income (loss) from operations.....             4,099                  11,813                (31,454)
Interest expense..................             9,408                     952                 51,899
Other income and expense -- net...            (1,015)                 (9,598)                (1,428)
                                            --------                --------               --------
Earnings (loss) from continuing
  operations before income tax and
  reorganization costs............            (4,294)                 20,459                (81,925)
Reorganization costs (Note 13)....                --                  20,607                 14,324
Income taxes......................               563                     856                  4,350
                                            --------                --------               --------
Loss from continuing operations...            (4,857)                 (1,004)              (100,599)
Cumulative effect of change in
  accounting principle............                --                      --                 (1,543)
Discontinued operations (net of
  tax)............................                --                   1,473                 37,732
                                            --------                --------               --------
Net earnings (loss)...............          $ (4,857)               $    469               $(64,410)
                                            ========                ========               ========
Basic and diluted earnings (loss)
  per share (Note 14)
  Continuing operations...........          $  (0.20)
  Discontinued operations.........                --
                                            --------
                                            $  (0.20)
                                            ========
Weighted average number of common
  shares outstanding (000's)......            24,026
                                            ========

     These consolidated financial statements contain information relating to Philip Services Corporation, a Delaware corporation and its subsidiaries (the "Company") and Philip Services Corp., an Ontario company (the "Predecessor Company") and its subsidiaries which have been prepared by management of the Company. On April 7, 2000, the Predecessor Company transferred substantially all of its assets and liabilities (except for liabilities subject to compromise), at fair value, to the Company. The liabilities subject to compromise of $726.5 million were retained by the Predecessor Company and as a result, the Predecessor Company is now insolvent. Management of the Company has determined that financial information of the Predecessor Company at December 31, 1999 and for the three months ended March 31, 2000 and three and six months ended June 30, 1999 may be of interest to shareholders of the Company and has therefore included such information in this document. The financial information of the Predecessor Company does not reflect the effects of the application of fresh start reporting. Readers should therefore review this material with caution and not rely on the information disclosed for the Predecessor Company.

   The accompanying notes are an integral part of these financial statements.

                          PHILIP SERVICES CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (UNAUDITED IN THOUSANDS OF U.S. DOLLARS)

                                                                          PREDECESSOR COMPANY
                                                               ------------------------------------------
                                        FOR THE THREE MONTHS   FOR THE THREE MONTHS   FOR THE SIX MONTHS
                                        ENDED JUNE 30, 2000    ENDED MARCH 31, 2000   ENDED JUNE 30, 1999
                                        --------------------   --------------------   -------------------
OPERATING ACTIVITIES
Net loss from continuing operations...        $ (4,857)              $ (1,004)             $(100,599)
Items included in earnings not
  affecting cash
  Depreciation and amortization.......          11,146                 12,436                 28,405
  Accrued but unpaid interest.........           3,381                     --                 49,540
  Deferred income taxes...............              --                     --                  2,135
  Writedown of investments............              --                     --                  4,220
  Gain on sale of assets..............              --                 (7,820)                (3,523)
  Non-cash reorganization costs.......              --                     --                 14,324
                                              --------               --------              ---------
Cash flow from continuing
  operations..........................           9,670                  3,612                 (5,498)
Changes in non-cash working capital...          63,357                (11,622)                 7,026
                                              --------               --------              ---------
Cash provided by (used in) continuing
  operating activities................          73,027                 (8,010)                 1,528
Cash provided by (used in)
  discontinued operating activities...             191                 (1,453)                 1,629
                                              --------               --------              ---------
Cash provided by (used in) operating
  activities..........................          73,218                 (9,463)                 3,157
                                              --------               --------              ---------
INVESTING ACTIVITIES
Proceeds from sale of operations......              --                     --                 23,085
Purchase of fixed assets..............          (9,595)                (8,403)               (14,064)
Proceeds from sale of assets..........           1,539                 11,379                  9,909
Other -- net..........................          (2,809)                (5,623)                (3,527)
                                              --------               --------              ---------
Cash provided by (used in) continuing
  investing activities................         (10,865)                (2,647)                15,403
Cash provided by investing activities
  of discontinued operations..........              --                  1,545                 68,017
                                              --------               --------              ---------
Cash provided by (used in) investing
  activities..........................         (10,865)                (1,102)                83,420
                                              --------               --------              ---------
FINANCING ACTIVITIES
Proceeds from long-term debt..........              --                     --                    140
Principal payments on long-term
  debt................................         (47,765)                (1,205)               (74,178)
Common shares issued for cash.........             250                     --                     --
                                              --------               --------              ---------
Cash used in continuing financing
  activities..........................         (47,515)                (1,205)               (74,038)
Cash provided by (used in) financing
  activities of discontinued
  operations..........................              --                    (92)                 2,672
                                              --------               --------              ---------
Cash used in financing activities.....         (47,515)                (1,297)               (71,366)
                                              --------               --------              ---------
Net change in cash for the period.....          14,838                (11,862)                15,211
Cash and equivalents, beginning of
  period..............................          32,116                 48,316                 60,727
                                              --------               --------              ---------
Cash and equivalents, end of period...        $ 46,954               $ 36,454              $  75,938
                                              ========               ========              =========

     These consolidated financial statements contain information relating to Philip Services Corporation, a Delaware corporation and its subsidiaries (the "Company") and Philip Services Corp., an Ontario company (the "Predecessor Company") and its subsidiaries which have been prepared by management of the Company. On April 7, 2000, the Predecessor Company transferred substantially all of its assets and liabilities (except for liabilities subject to compromise), at fair value, to the Company. The liabilities subject to compromise of $726.5 million were retained by the Predecessor Company and as a result, the Predecessor Company is now insolvent. Management of the Company has determined that financial information of the Predecessor Company at December 31, 1999 and for the three months ended March 31, 2000 and three and six months ended June 30, 1999 may be of interest to shareholders of the Company and has therefore included such information in this document. The financial information of the Predecessor Company does not reflect the effects of the application of fresh start reporting. Readers should therefore review this material with caution and not rely on the information disclosed for the Predecessor Company.
   The accompanying notes are an integral part of these financial statements.

                          PHILIP SERVICES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1) BASIS OF PRESENTATION

     These consolidated financial statements contain information relating to Philip Services Corporation, a Delaware corporation and its subsidiaries (the "Company") and Philip Services Corp., an Ontario company (the "Predecessor Company") and its subsidiaries which have been prepared by management of the Company. On April 7, 2000, the Predecessor Company transferred substantially all of its assets and liabilities (except for liabilities subject to compromise), at fair value, to the Company. The liabilities subject to compromise of $726.5 million were retained by the Predecessor Company and as a result, the Predecessor Company is now insolvent. Management of the Company has determined that financial information of the Predecessor Company at December 31, 1999 and for the three months ended March 31, 2000 and three and six months ended June 30, 1999 may be of interest to shareholders of the Company and has therefore included such information in this document. The financial information of the Predecessor Company does not reflect the effects of the application of fresh start reporting. Readers should therefore review this material with caution and not rely on the information for the Predecessor Company.

     The consolidated financial statements herein have been prepared by the Company or the Predecessor Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As applicable under such regulations, certain information and footnote disclosures normally included in complete annual financial statements have been condensed or omitted. The Company believes that the presentation and disclosures herein are adequate to make the information not misleading, and the financial statements reflect all elimination entries and normal adjustments which are necessary for a fair statement of the results for the three months ended June 30, 2000.

     Philip Services Corporation is an integrated metals recovery and industrial services company, which provides metal recovery and processing services and industrial outsourcing services to major industry sectors throughout North America. The Company and its subsidiaries represent substantially the same businesses as the Predecessor Company with the exception of the UK Metals business, which was sold on April 7, 2000.

     The consolidated financial statements have been prepared in US dollars using accounting principles generally accepted in the United States except that the consolidated financial statements of the Predecessor Company have been prepared on the basis of accounting principles applicable to a going concern which would assume that the Predecessor Company will realize the carrying value of its assets, and satisfy its obligations and commitments except as otherwise disclosed, in the normal course of business. However, because of the reorganization and the circumstances relating to this event, the Predecessor Company is insolvent, and therefore will not be able to realize the carrying value of its assets and satisfy its obligations and commitments. The financial statements do not give effect to any adjustments to the carrying value of assets or amounts and priority of liabilities that would be necessary under the basis of accounting principles which would be applicable to an insolvent company.

     The preparation of financial statements in conformity with generally accepted accounting principles requires the Company and the Predecessor Company to make estimates and assumptions that affect reported amounts of assets, liabilities, income and expenses and disclosures of contingencies. Actual results could differ from the estimates and judgements made in preparing these financial statements.

     For all periods presented, the Consolidated Financial Statements and Notes to the Consolidated Financial Statements disclose the Utilities Management division sold in May 1999 and the Copper and Non-ferrous operations discontinued in 1998, as discontinued operations, as discussed in Note 3.

                          PHILIP SERVICES CORPORATION

                                  (UNAUDITED)

(1) BASIS OF PRESENTATION (CONTINUED)
BANKRUPTCY FILING AND PLAN OF REORGANIZATION

     On June 25, 1999, the Predecessor Company and substantially all of its wholly-owned subsidiaries located in the United States (the "U.S. Debtors"), filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware (the "U.S. Court"). The Predecessor Company and substantially all of its wholly-owned subsidiaries located in Canada (the "Canadian Debtors") commenced proceedings under the Companies' Creditors Arrangements Act in Canada in the Ontario Superior Court of Justice (the "Canadian Court") on the same date.

     On July 12, 1999, the U.S. Debtors filed a Joint Plan of Reorganization (the "U.S. Plan") with the U.S. Court and on July 15, 1999, the Canadian Debtors filed a Plan of Compromise and Arrangement (the "Canadian Plan") with the Canadian Court. In August 1999, a number of motions were brought before the Canadian Court challenging the fairness of the Canadian Plan. As a result, the Predecessor Company filed an amended plan in the U.S. Court on September 21, 1999 (the "Amended U.S. Plan") and an amended plan in the Canadian Court on September 24, 1999 (the "Amended Canadian Plan"). On November 2, 1999, the Predecessor Company filed a Supplement to the Amended Canadian Plan (the "Canadian Plan Supplement"). The Canadian Plan Supplement amended and restated the Amended Canadian Plan and provided that substantially all of the assets of the Canadian debtors be transferred to new companies that, on the implementation of the Amended U.S. Plan became wholly-owned subsidiaries of the Company. All the shares held by the Predecessor Company in the Company were cancelled under the Amended U.S. Plan. On November 5, 1999, the Predecessor Company's lenders voted to approve the Canadian Plan Supplement. On November 26, 1999 a hearing was held in the Canadian Court at which the Canadian Plan Supplement was sanctioned. On November 30, 1999 the Amended U.S. Plan was confirmed in the U.S. Court. On March 8, 2000, the Canadian Plan Supplement was amended to permit the sale of the UK Metals business and certain tax restructuring issues. On March 20, 2000, a similar amendment was made by the U.S. Court with respect to the Amended U.S. Plan. The Amended U.S. Plan and the Canadian Plan Supplement (collectively the "Plan") became effective on April 7, 2000. Under the Plan, the Company emerged from bankruptcy protection as a new public entity.

     Under the Plan, syndicate debt of the Predecessor Company of $1 billion has been converted into $250 million of senior secured debt, $100 million of convertible secured payment-in-kind debt and 91% of the common shares of the Company. The secured payment-in-kind debt is convertible into 25% of the common shares of the Company on a fully diluted basis as of the Plan effective date. The Plan also provided for the conversion of certain specified impaired unsecured claims, into $60 million of unsecured payment in-kind notes and 5% of the common shares of the Company as of the Plan effective date. The Plan allowed certain holders of unsecured claims to receive $1.50 in face amount of unsecured convertible notes in exchange for every $1.00 in unsecured payment in-kind notes that such holder would have received under the Plan. The aggregate amount of unsecured convertible notes issued was $16 million. The Company also issued 1.5% of its common shares to Canadian and U.S. class action plaintiffs to settle all class action claims. Other potential equity claimants received 0.5% of the common shares of the Company and the shareholders of the Predecessor Company received 2% of the common shares of the Company.

FRESH START REPORTING

     The Company has adopted fresh start reporting in accordance with the AICPA's Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." For financial reporting purposes, the effective date of the Plan was considered to be March 31, 2000. Under the principles of fresh start reporting the Company is required to determine its reorganization value. The reorganization value of the

                          PHILIP SERVICES CORPORATION

                                  (UNAUDITED)

(1) BASIS OF PRESENTATION (CONTINUED)
Company was determined with the assistance of independent advisors. The methodology employed involved the estimation of an enterprise value (i.e. the fair market value of the Corporation's debt and shareholders' equity) which was approximately $500 million. The significant factors used in the determination of the reorganization value were the industries in which the Company operates, the general economic conditions which impact the Company and the application of certain valuation methodologies which included a discounted cash flow analysis based on two years cashflow projections prepared by management with discount rates of between 11% to 12% and an analysis of comparable publicly traded company multiples and sales transactions. The reorganization value was then allocated to the Company's assets and liabilities based on their fair values. No significant adjustments were made to the Company's assets and liabilities under fresh start reporting as their fair values approximated recorded amounts at March 31, 2000.

     Due to the changes in the financial structure of the Company and the application of fresh start reporting, as a result of the consummation of the Plan, the consolidated financial statements of the Company issued subsequent to Plan implementation are not comparable with the consolidated financial statements issued by the Predecessor Company prior to Plan implementation. A black line has been drawn on the accompanying consolidated financial statements to separate and distinguish between the Company and Predecessor Company.

(2) SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     These consolidated financial statements include the accounts of the Company and all of its subsidiaries. All intercompany transactions have been eliminated on consolidation. The equity method of accounting is used for investment ownership ranging from 20% to 50%.

REVENUE RECOGNITION

     Revenue from industrial services is recorded as the services are performed, using the percentage of completion basis for fixed price contracts and as the related service is provided for time and material contracts. Revenue from by-product recovery operations is recognized upon receipt and acceptance of materials for processing since the Company accepts title to the materials at such time and provides contractual indemnification to customers against future liability with respect to the materials. Treatment, transportation and disposal costs are accrued when the related revenue is recognized. Revenue from the sale of recovered commodities and steel products is recognized at the time of shipment. For contracts where the Company brokers material between two parties, takes title to the product and assumes the risks and rewards of ownership, the revenue is recognized at the time of shipment. If the Company is acting as an agent in those transactions, then only the commission on the transaction is recorded.

CASH AND EQUIVALENTS

     Cash and equivalents consist of cash on deposit and term deposit in money market instruments with maturity dates of less than three months from the date they are acquired.

INVENTORY

     Inventory is recorded at the lower of average purchased cost or net realizable value.

                          PHILIP SERVICES CORPORATION

                                  (UNAUDITED)

(2) SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
FIXED ASSETS

     In accordance with fresh start reporting, fixed assets were reflected at their fair market values as of March 31, 2000. Fixed asset additions subsequent to this date are recorded at cost. Fixed assets are depreciated over their estimated useful lives generally on the following basis: buildings 2.5% to 5% straight-line; equipment 5% to 30% straight-line. Landfill sites and improvements thereto are recorded at cost and amortized over the life of the landfill site based on the estimated landfill capacity utilized during the year. Operating costs associated with landfill sites are charged to operations as incurred. Assets under development include the direct cost of land, buildings and equipment acquired for future use together with engineering, legal and other costs incurred before the assets are brought into operation.

     The Company includes, as part of the cost of its fixed assets, all financing costs incurred prior to the asset becoming available for operation.

     The Company periodically reviews the carrying value of its fixed assets based on the undiscounted future cash flow from operating results to determine whether such values are recoverable. Any resulting write-downs are charged to earnings.

CONTRACT ACCOUNTING

     The company uses the percentage of completion basis to account for its fixed price contracts. Under this method, revenue is recognized as work progresses in the ratio that costs bear to estimated total costs for each contract. Contract costs include all direct material and labour costs and those indirect costs related to contract performance. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on incomplete contracts are recorded in the period in which such losses are determined.

ENVIRONMENTAL LIABILITY

     The Company accrues environmental remediation costs associated with identified sites where an assessment has indicated that cleanup costs are probable and can be reasonably estimated. Such accruals are undiscounted and are based on currently available information, estimated timing of remedial actions and related inflation assumptions, existing technology and presently enacted laws and regulations. The liability for environmental and closure costs is disclosed in the consolidated balance sheet under accrued liabilities and other liabilities. Amounts required to dispose of waste materials located at the Company's industrial services facilities are included in accrued liabilities.

FOREIGN CURRENCY TRANSLATION

     The assets and liabilities denominated in a foreign currency for foreign operations, all of which are self-sustaining, are translated at exchange rates in effect at the balance sheet date. The resulting gains and losses are accumulated in a separate component of shareholders' equity.

FINANCIAL INSTRUMENTS

     The Company's accounts receivable, accounts payable and long-term debt constitute financial instruments. The Company's accounts receivable, accounts payable and long-term debt approximated their fair value as at June 30, 2000. Concentration of credit risk in accounts receivable is limited, due to the large number of customers the Company services throughout North America. The Company performs ongoing credit evaluations of its customers, but does not require collateral to support customer accounts receivable.

                          PHILIP SERVICES CORPORATION

                                  (UNAUDITED)

(2) SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
The Company establishes an allowance for doubtful accounts based on the credit risk applicable to particular customers, historical and other information.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize these items as assets or liabilities in the statement of financial position and measure them at fair value. Changes in fair value of the derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction, and if it is, the type of hedge transaction. The impact on the Company's financial position will be dependent on the level and types of derivative instruments the Company will have entered into at the time SFAS No. 133 is implemented.

     In June 1999, FASB issued SFAS No. 137 to defer the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. As a result, the standard will be adopted by the Company in its interim period ended September 30, 2000.

(3) DISCONTINUED OPERATIONS (in thousands)

     On May 18, 1999, the Predecessor Company sold its investment in Philip Utilities Management Corp. ("PUMC") for cash proceeds of $70,104, resulting in a gain on sale of $39,115. The operations of PUMC, previously reported as the Utilities Management division of the Industrial Services group, are reflected as discontinued operations. In December 1998, the Predecessor Company made the decision to discontinue the Non-ferrous and Copper operations of its Metals Services business. The sale of certain aluminium operations included in the Non-Ferrous operations closed on January 11, 1999 for a total consideration of approximately $69,500.

     During 1999, certain Copper and Non-Ferrous operations and assets were sold. The remainder of the operations in these segments will be closed or sold in 2000, except for three operations with annual revenue of approximately $7,000, which have been transferred to continuing operations.

     Revenue from the Non-Ferrous, Copper and Utilities Management operations, net of intercompany revenue, was $3,730 and $1,421 for the three months ended March 31, 2000 and June 30, 2000, respectively, $36,403 for the three months ended June 30, 1999 and $58,240 for the six months ended June 30, 1999. Net earnings from discontinued operations in the Consolidated Statements of Earnings is presented net of applicable income tax provision of nil for the three months ended March 31, 2000 and $674 for the three and six months ended June 30, 1999.

                          PHILIP SERVICES CORPORATION

                                  (UNAUDITED)

(4) OTHER CURRENT ASSETS (in thousands)

                                                                                      PREDECESSOR
                                                                       FRESH START      COMPANY
                                                            JUNE 30     MARCH 31      DECEMBER 31
                                                             2000         2000           1999
                                                            -------    -----------    -----------
Restricted cash(a)......................................    $    --     $ 20,937       $ 48,028
Proceeds receivable on sale of UK Metals business (b)...      3,097       47,684             --
Costs in excess of billings.............................     13,086       15,384         12,568
Consumable supplies.....................................     16,480       15,844         15,890
Non-trade receivables...................................     13,553       15,298         13,676
Other...................................................     18,060       15,648         17,526
                                                            -------     --------       --------
                                                            $64,276     $130,795       $107,688
                                                            =======     ========       ========

(a) Restricted cash represented funds used as collateral for letters of credit, and proceeds from the sale of assets which were held by the Predecessor Company's lenders. These funds were released to the Company in April, 2000.

(b) On April 7, 2000, the Predecessor Company sold its metals recycling and mill services business in the United Kingdom for net proceeds of $47,684. On May 25, 2000, the Canadian Court ordered the distribution of approximately $44,587 of the net proceeds which was used to pay down the term debt of the Company.

(5) OTHER ASSETS (in thousands)

                                                                                      PREDECESSOR
                                                                       FRESH START      COMPANY
                                                            JUNE 30     MARCH 31      DECEMBER 31
                                                             2000         2000           1999
                                                            -------    -----------    -----------
Restricted investments(a)...............................    $42,150     $ 39,025       $ 33,412
Other...................................................     15,508       15,625         24,144
                                                            -------     --------       --------
                                                            $57,658     $ 54,650       $ 57,556
                                                            =======     ========       ========

(a) Restricted investments are controlled by the Company's wholly-owned insurance subsidiary, and as at June 30, 2000 approximately $30,900 has been pledged as security for the Company's insurance liabilities.

                          PHILIP SERVICES CORPORATION

                                  (UNAUDITED)

(6) ACCRUED LIABILITIES (in thousands)

     Accrued liabilities consist of the following:

                                                                                      PREDECESSOR
                                                                       FRESH START      COMPANY
                                                           JUNE 30      MARCH 31      DECEMBER 31
                                                             2000         2000           1999
                                                           --------    -----------    -----------
Insurance claims outstanding...........................    $ 30,384     $ 31,758       $ 34,278
Accrued employee compensation and benefit costs........      28,943       33,025         26,745
Accrued purchases......................................      15,081       26,498         16,523
Accrued closure costs..................................      14,122       13,189         13,956
Billings in excess of costs............................      12,328        7,528         10,304
Accrued waste material disposal costs..................       4,202        6,208          4,205
Accrued environmental costs............................       3,452        6,161          6,143
Accrued other..........................................      25,251       16,976         24,102
Income taxes payable...................................       2,322        1,714             --
                                                           --------     --------       --------
                                                           $136,085     $143,057       $136,256
                                                           ========     ========       ========

(7) LONG-TERM DEBT (in thousands except per share amounts)

                                                                                      PREDECESSOR
                                                                       FRESH START      COMPANY
                                                           JUNE 30      MARCH 31      DECEMBER 31
                                                             2000         2000           1999
                                                           --------    -----------    -----------
Credit Facility
  Term debt(a).........................................    $190,756     $235,825       $     --
  Convertible Payment in-kind debt(a)..................     102,361      100,000             --
Unsecured Payment in-kind notes(b).....................      37,020       36,000             --
Secured loans bearing interest at a weighted average
  fixed rate of 5.5% maturing at various dates up to
  2020.................................................       7,196        9,551          9,712
Secured loans bearing interest at prime plus a weighted
  average floating rate of 0.5% maturing at various
  dates up to 2001.....................................         953        1,048          1,279
Obligations under capital leases on equipment bearing
  interest at rates varying from 6% to 12% maturing at
  various dates to 2004................................       7,163        7,277          6,194
                                                           --------     --------       --------
                                                            345,449      389,701         17,185
Less current maturities of long-term debt..............       4,040        5,161         11,917
                                                           --------     --------       --------
                                                           $341,409     $384,540       $  5,268
                                                           ========     ========       ========

(a) Term debt and Convertible Payment in-kind debt

     As of March 31, 2000 the Company entered into a $335,825 term credit agreement ("credit facility") with a syndicate of international lenders. Concurrently, as of March 31, 2000 the Company entered into a revolving credit agreement ("exit facility") see Note 7 (c). The credit facility provides a term debt of $235,825 ("term debt") and $100,000 in convertible payment in-kind debt ("PIK debt"). The credit facility matures on March 31, 2005 and bears interest at a fixed rate of 9% for the term debt and 10% for the PIK debt. Interest payments on the term debt are due quarterly in arrears, up to a maximum of $20,000 in the first year, and on the PIK debt interest is payable in full on March 31, 2005. The term debt

                          PHILIP SERVICES CORPORATION

                                  (UNAUDITED)

(7) LONG-TERM DEBT (in thousands except per share amounts) (continued) or any part thereof and/or all of the PIK debt may be prepaid and redeemed by the Company at any time during the agreement once the exit facility has been terminated. The Company must pay a redemption premium of between 1% to 5% on the amount of the term debt being redeemed and between 8 1/3% to 25% on the amount of the PIK debt being redeemed. The PIK debt is convertible by the lenders at any time into common shares of the Company at a conversion price of $11.72 per common share, which was in excess of the Company's fair market value on a per share basis, determined based on an enterprise valuation as discussed in Note 1.

     The Company is required to repay the term debt first and then the PIK debt in an amount equal to:

     (i) net asset sale proceeds, and once the exit facility is terminated 75% of the net asset sale proceeds, from the disposition of assets sold not in the ordinary course of business;

     (ii)  the net proceeds from any foreign subsidiary dispositions; and

     (iii) the net proceeds from the sale of the UK Metals business.

     The Company is also required yearly for the first two years and quarterly after that, to repay the term debt first and then the PIK debt in an amount equal to 75% of the cash flow available for debt service.

     The credit facility contains certain restrictive covenants, including limitations on the incurrence of indebtedness, the sale of assets, the incurrence of liens, the making of specified investments, and the payment of cash dividends. In addition, the Company is required to satisfy, among other things, certain financial covenants including specified interest coverage ratio, minimum amount of EBITDA, and maximum capital expenditures.

     At June 30, 2000, the Company was in compliance with the provisions of the credit facility.

     The credit facility, subject first to the exit facility, is guaranteed, jointly and severally by the Company and substantially all of its direct and indirect wholly-owned subsidiaries and is collateralized by a pledge of the issued and outstanding securities and assets of the Company and substantially all of its direct and indirect wholly-owned subsidiaries.

(b) Unsecured Payment in-kind notes

     Under the Plan, the Company issued an aggregate amount of $49,157 of unsecured payment in-kind notes ("unsecured notes"). The unsecured notes mature on April 15, 2010 and bear interest at a fixed rate of 6%. The interest is payable semi-annually on April 15 and October 15, and can be paid up to April 15, 2005 in cash or additional unsecured notes, at the option of the Company. The Company is required to make an offer to purchase the unsecured notes if a change in control occurs equal to the present value of the remaining scheduled payments of principal and interest discounted at 16% plus accrued interest thereon. The unsecured notes will bear interest at a rate of 12% from the date of a change in control until such time as the unsecured notes are redeemed. The unsecured notes provide for annual mandatory sinking fund payments equal to 20% of the aggregate principal amount of the outstanding unsecured notes at April 15, 2005 plus all accrued and unpaid interest thereon commencing April 15, 2006. The unsecured notes are recorded at their fair value of $32,736 (March 31, 2000 -- $31,841) based on a discount rate of 12%.

     Under the Plan, the Company issued an aggregate amount of $16,265 of unsecured convertible payment in kind notes ("unsecured convertible notes"). The unsecured convertible notes mature on April 15, 2020 and bear interest at a fixed rate of 3% starting April 15, 2003. The interest is payable semi-annually on

                          PHILIP SERVICES CORPORATION

                                  (UNAUDITED)

(7) LONG-TERM DEBT (in thousands except per share amounts) (continued)
     April 15 and October 15. The unsecured convertible notes may be converted at any time into common shares of the Company at a conversion price of $30 per common share. The Company is required to make an offer to purchase the unsecured convertible notes if a change of control occurs equal to between 64% to 100% of the principal amount of unsecured convertible notes outstanding plus accrued interest thereon. The unsecured convertible notes will bear interest at a rate of 12% from the date of a change in control until such time as the unsecured convertible notes are redeemed. The unsecured convertible notes are recorded at their fair value of $4,284 (March 31, 2000 -- $4,159) based on a discount rate of 12%.

(c) Exit Facility

     The exit facility provides for a revolving line of credit, subject to a borrowing base formula calculated on accounts receivable, of up to $175,000 divided into Tranche A for $100,000 and Tranche B for $75,000. The exit facility matures on September 30, 2002. If the Company elects to terminate the exit facility within eighteen months after April 7, 2000 then it must pay a termination fee during the first year equal to 0.75% and during the next 6 months equal to 0.375% times the sum of the Tranche A advances and letters of credit outstanding.

     Borrowings under the exit facility bear interest at a rate equal to the base rate (which is based on the Wells Fargo Bank "prime rate") plus 1% on Tranche A advances and 3% on Tranche B advances or at the option of the Company on Tranche A advances at a rate equal to the Libor rate plus 3%. A letter of credit fee of 2.75% is charged on the amount of all outstanding letters of credit.

     The Company is required to pay annually an agency fee and an annual fee equal to $150 and $750 respectively. In addition, the Company is required to pay monthly an unused line of credit fee equal to 0.375% and 0.75% per annum on the average unused portion of Tranche A and Tranche B, respectively, under the exit facility.

     The exit facility contains certain restrictive covenants, including limitations on the incurrence of indebtedness, the sale of assets, the incurrence of liens, the making of specified investments, and the payment of cash dividends. In addition, the Company is required to satisfy, among other things, certain financial covenants including specified interest coverage ratio, minimum amount of EBITDA, and maximum capital expenditures.

     At June 30, 2000, the Company was in compliance with the provisions of the exit facility.

     The exit facility is guaranteed, jointly and severally by the Company and substantially all of its direct and indirect wholly owned subsidiaries and is collateralized by a pledge of the issued and outstanding securities and assets of the Company and substantially all of its direct and indirect wholly-owned subsidiaries.

     At June 30, 2000, the Company had undrawn credit capacity under the exit facility of approximately $110,254, net of outstanding letters of credit of approximately $64,746.

                          PHILIP SERVICES CORPORATION

                                  (UNAUDITED)

(8) OTHER LIABILITIES (in thousands)

                                                                                      PREDECESSOR
                                                                       FRESH START      COMPANY
                                                            JUNE 30     MARCH 31      DECEMBER 31
                                                             2000         2000           1999
                                                            -------    -----------    -----------
Accrued environmental costs...............................  $78,533      $77,053        $78,772
Other.....................................................   19,711       18,250         18,249
                                                            -------      -------        -------
                                                            $98,244      $95,303        $97,021
                                                            =======      =======        =======

(9) LIABILITIES SUBJECT TO COMPROMISE

                                                              PREDECESSOR
                                                                COMPANY
                                                              DECEMBER 31,
                                                                  1999
                                                              ------------
                                                                  (IN
                                                               THOUSANDS)
Bank term loan(a)...........................................   $1,004,086
Convertible subordinated debentures(b)......................       27,609
Other long-term debt(c).....................................       25,910
Accrued liabilities.........................................       26,317
Other long-term liabilities.................................       28,068
Liabilities of discontinued operations......................       24,478
                                                               ----------
                                                               $1,136,468
                                                               ==========

(a) In August 1997, the Predecessor Company signed a $1.5 billion revolving credit agreement which was amended in October 1997, February 1998, June 1998, October 1998 and December 1998 (the "Syndicate Debt") with a syndicate of international lenders. Since June 30, 1998, the Predecessor Company has not been in compliance with certain covenants in the Syndicate Debt, including the financial covenants, which require the Predecessor Company to maintain a specified interest coverage ratio, a debt to EBITDA ratio, a fixed charge ratio and a working capital ratio.

     Borrowings under the Syndicate Debt were guaranteed, jointly and severally by the Predecessor Company and its direct and indirect wholly-owned subsidiaries and were secured by a pledge of the issued and outstanding securities of the Predecessor Company's direct and indirect wholly-owned subsidiaries, and a charge over the present and future assets of the Predecessor Company and its direct and indirect wholly-owned subsidiaries. In November 1998, the Predecessor Company suspended payments of interest on the Syndicate Debt. The total interest that was accrued but unpaid for the fiscal year ended December 31, 1999 was $49.5 million. Interest on the borrowings under the Syndicate Debt ceased to accrue as at June 25, 1999, being the date of the filing of the Predecessor Company's petition for reorganization under chapter 11.

     The Plan set forth a new capital structure for the Company and the conditions that governed the restructuring of approximately $1.0 billion in secured term loans outstanding, which included accrued but unpaid interest, under the Syndicate Debt. Under the terms of the Plan, Syndicate Debt of the Predecessor Company of $ 1.0 billion has been converted into $250 million of senior secured debt, $100 million of convertible secured payment in-kind debt and 91% of the common shares of the Company. The secured payment in-kind debt is convertible into 25% of the common shares of the

                          PHILIP SERVICES CORPORATION

                                  (UNAUDITED)

(9) LIABILITIES SUBJECT TO COMPROMISE (CONTINUED)
     Company on a fully diluted basis as at the Plan effective date of April 7, 2000. The senior secured debt and the secured payment in-kind debt each have a term of five years.

(b) On the acquisition of Allwaste, Inc. ("Allwaste") the Predecessor Company assumed the obligation under an indenture with respect to Allwaste's 7 1/4% Convertible Subordinated Debentures ("debentures") which were due 2014. Effective December 1, 1998, the Predecessor Company suspended payments of interest on the debentures which created a default under the indenture. Interest accrued in 1999 to June 25, 1999, being the date of the filing of the Predecessor Company's petition for reorganization under chapter 11 was approximately $2 million. Interest on the debentures ceased to accrue as of the filing date.

(c) Included in other long-term debt are promissory notes, relating to certain 1996 and 1997 acquisitions, totalling $16,000 which were in default as principal repayments required were not made.

     The Plan provided for the conversion of certain specified impaired unsecured claims, including those in (b) and (c) above into $60 million of unsecured payment in-kind notes and 5% of the common shares of the Company as of April 7, 2000 the Plan effective date. The Plan allowed certain holders of the unsecured claims to receive $1.50 in face amount of unsecured convertible notes in exchange for every $1.00 in face amount of unsecured payment in-kind notes that such holder would have received under the Plan. The aggregate amount of unsecured convertible notes issued was $16 million.

(10) SHAREHOLDERS' EQUITY (DEFICIT) (in thousands, except number of shares)

                                                                                     PREDECESSOR
                                                                      FRESH START      COMPANY
                                                          JUNE 30      MARCH 31      DECEMBER 31
                                                            2000         2000            1999
                                                          --------    -----------    ------------
Share capital...........................................  $118,544     $118,294      $ 1,351,482
Retained earnings (deficit).............................    (4,857)          --       (1,925,789)
Cumulative foreign currency translation adjustment......    (2,276)          --          (66,826)
                                                          --------     --------      -----------
                                                          $111,411     $118,294      $  (641,133)
                                                          ========     ========      ===========

     The issued capital of the Company is comprised of 24,041,946 common shares.

(11) CHANGES IN NON-CASH WORKING CAPITAL (in thousands)

                                                                        PREDECESSOR COMPANY
                                                               --------------------------------------
                                         THREE MONTHS ENDED    THREE MONTHS ENDED    SIX MONTHS ENDED
                                           JUNE 30, 2000         MARCH 31, 2000       JUNE 30, 1999
                                         ------------------    ------------------    ----------------
Accounts receivable....................       $ 12,542              $(22,017)            $  9,257
Inventory for resale...................         (2,822)               (1,515)                (891)
Proceeds from sale of UK Metals
  business.............................         44,587                    --                   --
Other..................................         22,725                 2,305               31,605
Accounts payable and accrued
  liabilities..........................        (14,283)                7,666              (27,001)
Income taxes payable...................            608                 1,939               (5,944)
                                              --------              --------             --------
                                              $ 63,357              $(11,622)            $  7,026
                                              ========              ========             ========

                          PHILIP SERVICES CORPORATION

                                  (UNAUDITED)

(11) CHANGES IN NON-CASH WORKING CAPITAL (in thousands) (continued) STATEMENTS OF CASH FLOWS

     The supplemental cash flow disclosures and non-cash transactions for the three months ended June 30, 2000 and March 31, 2000 and for the six months ended June 30, 1999 are as follows:

                                                                        PREDECESSOR COMPANY
                                                               --------------------------------------
                                         THREE MONTHS ENDED    THREE MONTHS ENDED    SIX MONTHS ENDED
                                           JUNE 30, 2000         MARCH 31, 2000       JUNE 30, 1999
                                         ------------------    ------------------    ----------------
Supplemental Disclosures:
Interest paid..........................        $1,469                $  951               $1,803
Income taxes paid......................         1,242                 2,248                7,687
Capital leases on the purchase of
  property and equipment...............            --                 2,782                   --

(12) CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

     The American Institute of Certified Public Accountants has issued Statement of Position 98.5 "Reporting on the Costs of Start-Up Activities" which is effective for fiscal years beginning after December 15, 1998. This statement requires that all pre-operating costs be expensed as incurred. The statement also requires that upon initial application any previous pre-operating costs that had been deferred be expensed and reported as a cumulative effect of a change in accounting principle.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin #101 ("SAB 101") on revenue recognition. In order to comply with SAB 101, the Predecessor Company changed its accounting policy for contracts where it brokers material between two parties. The revenue and operating expenses are recorded on a gross basis rather than recording only the net commission as has previously been done. This change in accounting policy does not effect net earnings and has been applied retroactively. The revenues and operating expenses for the three and six months ended June 30, 1999 have been increased by $56.5 million and $115.1 million, accordingly.

(13) REORGANIZATION COSTS (in thousands)

     The expenses resulting from the Predecessor Company's reorganization filings has been segregated from expenses related to operations in the accompanying Consolidated Statements of Earnings and includes the following:

                                                                     PREDECESSOR COMPANY
                                                            --------------------------------------
                                                            THREE MONTHS ENDED    SIX MONTHS ENDED
                                                              MARCH 31, 2000       JUNE 30, 1999
                                                            ------------------    ----------------
Professional fees.........................................       $17,908              $    --
Provision for future lease rejections.....................            --                6,164
Provision for litigation claims...........................            --                6,360
Other.....................................................         2,699                1,800
                                                                 -------              -------
                                                                 $20,607              $14,324
                                                                 =======              =======

                          PHILIP SERVICES CORPORATION

                                  (UNAUDITED)

(14) EARNINGS PER SHARE (in thousands)

                                                                THREE MONTHS ENDED
                                                                  JUNE 30, 2000
                                                                ------------------
Net loss for the period -- basic and diluted................         $(4,857)
                                                                     =======
Number of common shares outstanding.........................          24,042
Effect of using weighted average common shares
  outstanding...............................................             (16)
                                                                     -------
Basic and diluted weighted average number of common shares
  outstanding...............................................          24,026
                                                                     =======

     The weighted average number of common shares outstanding and the basic and diluted earnings (loss) per share for periods prior to June 30, 2000 have not been presented as they are not comparable to subsequent periods due to the restructuring and the implementation of fresh start reporting.

(15) COMPREHENSIVE INCOME (in thousands)

     Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income is as follows:

                                                                        PREDECESSOR COMPANY
                                                               --------------------------------------
                                         THREE MONTHS ENDED    THREE MONTHS ENDED    SIX MONTHS ENDED
                                           JUNE 30, 2000         MARCH 31, 2000       JUNE 30, 1999
                                         ------------------    ------------------    ----------------
Net earnings (loss)..................         $(4,857)              $   469              $(64,410)
Other comprehensive income, net of
  tax:
  Translation adjustments............          (2,276)               (4,061)                 (542)
                                              -------               -------              --------
Comprehensive loss...................         $(7,133)              $(3,592)             $(64,952)
                                              =======               =======              ========

                          PHILIP SERVICES CORPORATION

                                  (UNAUDITED)

(16) SEGMENTED INFORMATION (in thousands)

     The Company's business operations are organized into the following segments:

     - Metals Services, which has primarily three businesses, ferrous scrap, commercial and mill services. The ferrous scrap operations collect and process scrap for shipment to steel mills, the commercial business provides brokerage services for scrap material and primary metals and mill services provide on-site mill services including the sale of secondary materials.

     - Industrial Outsourcing Services which includes the operations which perform cleaning and maintenance, mechanical, turnaround and outage services, remediation, paint overspray recovery and refractory services.

     - Specialty Businesses which perform analytical services, container and tank cleaning services, demolition and decommissioning and electrical installations.

     - By-Products Management which includes hazardous and non-hazardous waste collection, transportation, processing, disposal and related field services.

                                                       THREE MONTHS ENDED JUNE 30, 2000
                                  ---------------------------------------------------------------------------
                                             INDUSTRIAL                                  SHARED
                                   METALS    OUTSOURCING   BY-PRODUCTS   SPECIALTY     SERVICES &
                                  SERVICES    SERVICES     MANAGEMENT    BUSINESSES   ELIMINATIONS    TOTAL
                                  --------   -----------   -----------   ----------   ------------   --------
Revenue.........................  $167,369    $158,129      $ 55,674      $46,192       $     --     $427,364
Income (loss) from operations...     2,226       7,512         1,580        6,605        (13,824)       4,099
Total assets....................   245,218     231,105       127,722       85,272         96,862      786,179
Depreciation and amortization...     3,060       4,242         2,025        1,294            525       11,146
Capital expenditures............     2,462       4,703         1,304        1,002            123        9,594
Equity investments..............     1,690          --            --           --             --        1,690

                                                              PREDECESSOR COMPANY
                                                       THREE MONTHS ENDED MARCH 31, 2000
                                  ---------------------------------------------------------------------------
                                             INDUSTRIAL                                  SHARED
                                   METALS    OUTSOURCING   BY-PRODUCTS   SPECIALTY     SERVICES &
                                  SERVICES    SERVICES     MANAGEMENT    BUSINESSES   ELIMINATIONS    TOTAL
                                  --------   -----------   -----------   ----------   ------------   --------
Revenue.........................  $230,475    $165,749      $ 44,125      $47,170       $     --     $487,519
Income (loss) from operations...     9,202       9,244          (245)       6,035        (12,423)      11,813
Total assets....................   284,173     219,756       121,580       80,706        161,540      867,755
Depreciation and amortization...     3,699       4,547         2,199        1,270            721       12,436
Capital expenditures............     2,255       3,592         1,526        1,001             29        8,403
Equity investments..............     5,848          --            --           --             --        5,848

                          PHILIP SERVICES CORPORATION

                                  (UNAUDITED)

(16) SEGMENTED INFORMATION (in thousands) (continued)

                                                             PREDECESSOR COMPANY
                                                       SIX MONTHS ENDED JUNE 30, 1999
                                -----------------------------------------------------------------------------
                                           INDUSTRIAL                                  SHARED
                                 METALS    OUTSOURCING   BY-PRODUCTS   SPECIALTY     SERVICES &
                                SERVICES    SERVICES     MANAGEMENT    BUSINESSES   ELIMINATIONS     TOTAL
                                --------   -----------   -----------   ----------   ------------   ----------
Revenue.......................  $314,846    $335,246      $ 90,627      $71,837       $     --     $  812,556
Income (loss) from
  operations..................      (877)      4,005          (381)       5,713        (39,914)       (31,454)
Total assets..................   275,667     328,407       175,401       86,033        150,275      1,015,783
Depreciation and
  amortization................     7,554      12,287         5,222        2,634            708         28,405
Capital expenditures..........     6,847       3,891         1,977        1,218            131         14,064
Equity investments............     4,323       3,767            --           --          4,659         12,749

     The geographical segmentation of the Company and Predecessor Company's business is as follows:

                                                                  PREDECESSOR COMPANY
                                                    ------------------------------------------------
                            THREE MONTHS ENDED        THREE MONTHS ENDED         SIX MONTHS ENDED
                              JUNE 30, 2000             MARCH 31, 2000            JUNE 30, 1999
                          ----------------------    ----------------------    ----------------------
                                      LONG-LIVED                LONG-LIVED                LONG-LIVED
                          REVENUE       ASSETS      REVENUE       ASSETS      REVENUE       ASSETS
                          --------    ----------    --------    ----------    --------    ----------
Canada................    $ 59,082     $ 65,901     $ 49,412     $ 72,007     $ 97,693     $119,156
United States.........     363,897      214,052      403,947      215,656      661,771      276,673
Other.................       4,385       50,912       34,160       65,111       53,092       62,313
                          --------     --------     --------     --------     --------     --------
                          $427,364     $330,865     $487,519     $352,774     $812,556     $458,142
                          ========     ========     ========     ========     ========     ========

(17) CONTINGENCIES (dollars in thousands)

(a) The Company in the normal course of its business expends funds for environmental protection and remediation but does not expect these expenditures to have a materially adverse effect on its financial condition or results of operations.

     Certain of the Company's facilities are contaminated primarily as a result of operating practices at the sites prior to their acquisition by the Company. The Company has established procedures to routinely evaluate these sites giving consideration to the nature and extent of the contamination. The Company has provided for the remediation of these sites based upon management's judgement and prior experience. The Company has estimated the liability to remediate these sites to be $59,307.

     As well, certain subsidiaries of the Company have been named as potentially responsible or liable parties under U.S. federal and state superfund laws in connection with various sites. The Company's connection with these sites relates to allegations that its subsidiaries or their predecessors transported waste to the site, disposed of waste at the site, or operated the site in question. The Company has reviewed the nature and extent of its alleged connection to these sites, the number, connection and financial ability of other named and unnamed potentially responsible parties and the nature and estimated cost of the likely remedy. Based on its review, the Company has accrued its estimate of its liability to remediate these sites at $22,678. If it is determined that more expensive remediation approaches may be required in the future, the Company could incur additional obligations which could be material but cannot be estimated.

                          PHILIP SERVICES CORPORATION

                                  (UNAUDITED)

(17) CONTINGENCIES (dollars in thousands) (continued)
     The liabilities discussed above are disclosed in the Consolidated Balance Sheets as follows:

    Accrued liabilities.........................................    $ 3,452
    Other long-term liabilities.................................     78,533
                                                                    -------
                                                                    $81,985
                                                                    =======

(b) In October 1999, Exxon Corporation ("Exxon") commenced an action in the District Court, Harris County, Texas against International Catalyst, Inc. ("INCAT"), an indirect wholly-owned subsidiary of the Company, for damages of approximately $32,100 arising from certain work conducted by INCAT at Exxon's Baytown, Texas chemical plant. Exxon alleges that INCAT was responsible for the purchase and installation in 1996 of improper gasket materials in the internal bed piping flange joints of the Baytown plant which caused damages to the facility and consequential losses arising from the shutdown of the plant while repairs were made. The Company has conducted a review of the allegations and determined that it is not feasible to predict or determine the final outcome of the proceedings. The Company intends to vigorously defend the action and believes that it may have insurance coverage for any damages resulting from the action. There can be no assurance, though, that the outcome of the action will not have a material adverse effect upon the financial condition or results of operations of the Company.

(c) On April 14, 2000, Maxus Energy Corporation et al. ("Maxus") commenced an action in the United States District Court for Northern District of Ohio against various parties including the Predecessor Company. The Company anticipates that Maxus will amend its action to name a subsidiary of the Company. The action is brought under the Comprehensive Environmental Response, Compensation and Liability Act for the recovery of costs incurred and to be incurred in responding to the releases and threatened releases of hazardous substances at the Diamond Shamrock Painesville Works site located in Painesville, Ohio. The site is approximately 1100 acres in size and has been used for various purposes since 1912. The plaintiffs allege that they have incurred more than $19,500 in response costs in connection with the site. Since July of 1996, a subsidiary of the Company has operated a secondary aluminum smelter on approximately 24 acres of property within the site. The Company has conducted a preliminary review of the claims made in the action and determined that it is not feasible to predict or determine the final outcome of the proceedings. The Company intends to vigorously defend the action but there can be no assurance that the outcome of the claim will not have a material adverse effect upon the financial condition or results of operation of the Company.

(d) The New York Attorney General's office is conducting a criminal investigation into the environmental practices of Philip Metals Recovery
    (USA), Inc. ("PMR"), an indirect wholly owned subsidiary of the Company. The Attorney General alleges that PMR improperly disposed of lead contaminated floor sweepings, improperly handled lead sludges and improperly discharged lead contaminated waste water at a recycling facility it once operated in Orangeburg, New York. The Company has conducted a review of the claim and is vigorously defending the allegations. In the event the Company cannot reach a negotiated settlement with the Attorney General, or alternatively, is unsuccessful in defending the matter, the Company could be liable for substantial monetary sanctions which it cannot currently estimate. There can be no assurance that the outcome of the investigation will not have a material adverse effect upon the financial condition or results of operations of the Company.

(e) The Company is named as a defendant in several lawsuits which have arisen in the ordinary course of its business. Management believes that none of these suits is likely to have a material adverse effect on the Company's business or financial condition and therefore, has made no provision in these financial statements for the potential liability, if any.

                          PHILIP SERVICES CORPORATION

PART 1, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     On June 25, 1999, the Predecessor Company and substantially all of its wholly-owned subsidiaries located in the United States (the "U.S. Debtors"), filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware (the "U.S. Court"). The Predecessor Company and substantially all of its wholly-owned subsidiaries located in Canada (the "Canadian Debtors") commenced proceedings under the Companies' Creditors Arrangements Act in Canada in the Ontario Superior Court of Justice (the "Canadian Court") on the same date.

     On July 12, 1999, the U.S. Debtors filed a Joint Plan of Reorganization (the "U.S. Plan") with the U.S. Court and on July 15, 1999, the Canadian Debtors filed a Plan of Compromise and Arrangement (the "Canadian Plan") with the Canadian Court. In August 1999, a number of motions were brought before the Canadian Court challenging the fairness of the Canadian Plan. As a result, the Predecessor Company filed an amended plan in the U.S. Court on September 21, 1999 (the "Amended U.S. Plan") and an amended plan in the Canadian Court on September 24, 1999 (the "Amended Canadian Plan"). On November 2, 1999, the Predecessor Company filed a Supplement to the Amended Canadian Plan (the "Canadian Plan Supplement"). The Canadian Plan Supplement amended and restated the Amended Canadian Plan and provided that substantially all of the assets of the Canadian debtors be transferred to new companies that, on the implementation of the Amended U.S. Plan became wholly-owned subsidiaries of the Company. All the shares held by the Predecessor Company in the Company were cancelled under the Amended U.S. Plan. On November 5, 1999, the Predecessor Company's lenders voted to approve the Canadian Plan Supplement. On November 26, 1999 a hearing was held in the Canadian Court at which the Canadian Plan Supplement was sanctioned. On November 30, 1999 the Amended U.S. Plan was confirmed in the U.S. Court. On March 8, 2000, the Canadian Plan Supplement was amended to permit the sale of the UK Metals business and certain tax restructuring issues. On March 20, 2000, a similar amendment was made by the U.S. Court with respect to the Amended U.S. Plan. The Amended U.S. Plan and the Canadian Plan Supplement (collectively the "Plan") became effective on April 7, 2000. Under the Plan, the Company emerged from bankruptcy protection as a new public entity.

     Under the Plan, syndicate debt of the Predecessor Company of $1 billion has been converted into $250 million of senior secured debt, $100 million of convertible secured payment-in-kind debt and 91% of the common shares of the Company. The secured payment-in-kind debt is convertible into 25% of the common shares of the Company on a fully diluted basis as of the Plan effective date. The Plan also provided for the conversion of certain specified impaired unsecured claims, into $60 million of unsecured payment in-kind notes and 5% of the common shares of the Company as of the Plan effective date. The Plan allowed certain holders of the unsecured claims to receive $1.50 in face amount of unsecured convertible notes in exchange for every $1.00 in unsecured payment in-kind notes that such holder would have received under the Plan. The aggregate amount of unsecured convertible notes issued was $16 million. The Company also issued 1.5% of its common shares to Canadian and U.S. class action plaintiffs to settle all class action claims. Other potential equity claimants received 0.5% of the common shares of the Company and the shareholders of the Predecessor Company received 2% of the common shares of the Company.

INTRODUCTION

     The Company is a supplier of metals recovery and industrial services. The Company has over 250 operating facilities and over 12,000 employees located throughout North America, that provide services to more than 40,000 industrial and commercial customers. The Company's primary base of operations is in the United States.

     The Company's business is organized into four operating divisions, Metals Services, Industrial Outsourcing Services, By-Product Management and Specialty Businesses. Metals Services has primarily three businesses, ferrous scrap, commercial and mill services. The ferrous scrap operations collect and process scrap for shipment to steel mills, the commercial business provides brokerage services for scrap material and primary metals and mill services provide on-site mill services including the sale of secondary materials. Industrial Outsourcing Services includes the operations which perform cleaning and maintenance, mechanical, turnaround and outage services, remediation, paint overspray recovery and refractory services. Specialty Businesses perform analytical services, container and tank cleaning services, demolition and decommissioning and electrical installations. By-Products Management includes hazardous and non-hazardous waste collection, transportation, processing, disposal and related field services.

     The Company earns revenue by providing industrial services, from the sale of recovered commodities and from fees charged to customers for by-product transfer and processing, collection and disposal services. The Company receives by-products and, after processing, disposes of the residuals at a cost lower than the fees charged to its customers. Other sources of revenue include fees charged for environmental consulting and engineering and other services.

     The Company's operating expenses include direct labour, indirect labour, payroll related taxes, benefits, fuel, maintenance and repairs of equipment and facilities, depreciation, property taxes, and accrual for future closure and remediation costs. Selling, general and administrative expenses include management salaries, clerical and administrative costs, professional fees, facility rentals and insurance costs, as well as costs related to the Company's marketing and sales force. Professional fees related to restructuring of the Predecessor Company incurred prior to the filing were included in selling, general and administrative expenses in 1999.

DISCONTINUED OPERATIONS AND DIVESTITURES

     On April 7, 2000, the Predecessor Company sold its Metals recycling and mill services business in the United Kingdom for net proceeds of $47,684, resulting in a gain of $21,268. The business, whose results are included in Metals Services, generated annual revenue of $81.2 million and income from operations of $3.5 million in 1999.

     In June 1999, the Predecessor Company sold its Birmingham, Alabama based civil construction and maintenance business for $23.1 million resulting in a gain on sale of $1.0 million. The business, whose results are included in Industrial Outsourcing Services, generated annual revenue of $70 million and income from operations of $4.5 million in 1998.

     On May 18, 1999, the Predecessor Company sold its investment in Philip Utilities Management Corp. ("PUMC") for cash proceeds of $70.1 million resulting in a gain of $39.1 million. The operations of PUMC have been treated as discontinued operations.

RESULTS OF OPERATIONS

     To facilitate a meaningful comparison of the Company's quarterly and year-to-date operating performance in fiscal 2000, the following discussion of results of operations compares the combined consolidated financial results for the six months ended June 30, 2000, which represents the consolidated financial results for the Predecessor Company for the three months ended March 31, 2000 and the consolidated results for the Company for the three months ended June 30, 2000 with the Predecessor Company's results of operation for the six months ended June 30, 1999. Consequently, the current year's information presented below does not comply with AICPA's Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code", which calls for separate reporting for the Company and the Predecessor Company.

     The following table presents, for the periods indicated, the results of operations and the percentage relationships which the various items in the Consolidated Statements of Earnings bear to the consolidated revenue from continuing operations.

                                                                   PREDECESSOR                          PREDECESSOR
                                                                     COMPANY                              COMPANY
                                                THREE MONTHS      THREE MONTHS        SIX MONTHS         SIX MONTHS
                                                    ENDED             ENDED             ENDED              ENDED
                                                JUNE 30, 2000     JUNE 30, 1999     JUNE 30, 2000      JUNE 30, 1999
                                                -------------     -------------     --------------     --------------
                                                         ($ MILLIONS)                         ($ MILLIONS)
Revenue.....................................    $427.4    100%    $397.0    100%    $ 914.9    100%    $  812.6   100%
Operating expenses..........................     373.9     87%     352.9     89%      800.1     87%       715.5    88%
Selling, general and administrative costs...      38.2      9%      50.4     13%       75.3      8%       100.1    12%
Depreciation and amortization...............      11.2      3%      13.7      3%       23.6      3%        28.4     4%
                                                ------    ---     ------    ---     -------    ---     --------   ---
Income(loss) from operations................       4.1      1%     (20.0)    (5%)      15.9      2%       (31.4)   (4%)
Interest expense............................       9.4      2%      25.4      6%       10.4      1%        51.9     6%
Other income and expense-net................      (1.0)    --       (0.7)    --       (10.6)    (1%)       (1.4)   --
                                                ------    ---     ------    ---     -------    ---     --------   ---
Earnings(loss) from continuing operations
  before tax and reorganization costs.......      (4.3)    (1%)    (44.7)   (11%)      16.1      2%       (81.9)  (10%)
Reorganization costs........................        --     --       14.3      4%       20.6      2%        14.3     2%
Income taxes................................       0.6     --        2.7      1%        1.4     --          4.4    --
                                                ------    ---     ------    ---     -------    ---     --------   ---
Loss from continuing operations.............      (4.9)    (1%)    (61.7)   (16%)      (5.9)    --       (100.6)  (12%)
Cumulative effect of change in accounting
  principle.................................        --     --         --     --          --     --         (1.5)   --
Discontinued operations (net of tax)........        --     --       39.2     10%        1.5     --         37.7     4%
                                                ------    ---     ------    ---     -------    ---     --------   ---
Net loss....................................    $ (4.9)    (1%)   $(22.5)    (6%)   $  (4.4)    --     $  (64.4)   (8%)
                                                ======    ===     ======    ===     =======    ===     ========   ===

EARNINGS FROM CONTINUING OPERATIONS

     For the three months ended June 30, 2000, the Company incurred a loss from continuing operations of $4.9 million. This compares to a loss from continuing operations of $61.7 million for the three months ended June 30, 1999. For the six months ended June 30, 2000 on a combined basis the Company had a loss from continuing operations of $5.9 million, compared to a loss from continuing operations of $100.6 million for the six months ended June 30, 1999.

OPERATING RESULTS

     The operating results for the Company and Predecessor Company reflect the following:

                                                                                             PREDECESSOR COMPANY
                                         THREE MONTHS ENDED                                  THREE MONTHS ENDED
                                            JUNE 30, 2000                                       JUNE 30, 1999
                          -------------------------------------------------   -------------------------------------------------
                                                                INDUSTRIAL                                          INDUSTRIAL
                           METALS    SPECIALTY    BY-PRODUCTS   OUTSOURCING    METALS    SPECIALTY    BY-PRODUCTS   OUTSOURCING
                          SERVICES   BUSINESSES   MANAGEMENT     SERVICES     SERVICES   BUSINESSES   MANAGEMENT     SERVICES
                          --------   ----------   -----------   -----------   --------   ----------   -----------   -----------
                                                                      ($ MILLIONS)
Revenue.................   $167.4      $46.2         $55.7        $158.1       $157.6      $37.2         $44.9        $157.3
Income (loss) from
  operations............      2.2        6.6           1.6           7.5         (0.1)       3.5          (0.3)         (1.4)

                                                                                             PREDECESSOR COMPANY
                                          SIX MONTHS ENDED                                    SIX MONTHS ENDED
                                            JUNE 30, 2000                                       JUNE 30, 1999
                          -------------------------------------------------   -------------------------------------------------
                                                                INDUSTRIAL                                          INDUSTRIAL
                           METALS    SPECIALTY    BY-PRODUCTS   OUTSOURCING    METALS    SPECIALTY    BY-PRODUCTS   OUTSOURCING
                          SERVICES   BUSINESSES   MANAGEMENT     SERVICES     SERVICES   BUSINESSES   MANAGEMENT     SERVICES
                          --------   ----------   -----------   -----------   --------   ----------   -----------   -----------
                                                                      ($ MILLIONS)
Revenue.................   $397.8      $ 93.4       $ 99.8        $ 323.9      $314.8      $ 71.8       $ 90.6        $ 335.2
Income (loss) from
  operations............     11.4        12.6          1.3           16.8        (0.9)        5.7         (0.4)           4.0

METALS SERVICES

     The increase in revenue in Metals Services for the three and six months ended June 30, 2000 of $9.8 million and $83.0 million, respectively, compared with the same periods in 1999 is the result of ferrous scrap prices being approximately 21% higher in the first half of 2000 when compared to 1999. The increase in revenue in the three months ended June 30, 2000 was partially offset from the sale by the Predecessor Company of its UK metals business on April 7, 2000. Volumes were also higher than in the prior period as the operations were adversely impacted in 1999 by the negative financial situation of the Predecessor Company.

     Income from operations for the three and six month period ended June 30, 2000 as a percentage of revenue was 1% and 3% compared with breaking even for the three and six month period ended June 30, 1999. The increase in the income from operations over the same periods in 1999 is due to the increased ferrous scrap prices and volumes in 2000. The income from operations as a percentage of revenue for the three months ended June 30, 2000 is lower than the six months ended June 30, 2000 as even though ferrous scrap prices were higher in the first half of 2000 when compared to the same period in 1999 they have decreased by approximately $31 per ton since January 2000. As well, there has been a weak export market, an oversupply of industrial scrap, a strong availability of scrap alternatives and high scrap inventories at domestic mills. While ferrous scrap prices appear to have stabilized, seasonal shut downs in steel mills and metal working plants are expected to delay any potential price recovery until the fall.

INDUSTRIAL OUTSOURCING SERVICES

     Revenue for the six months ended June 30, 2000 in the Industrial Outsourcing Services operations decreased by $11.3 million compared with the same period in 1999. This decrease was due to the sale in June of 1999 of the Predecessor Company's Birmingham, Alabama based civil construction and maintenance business which generated $20.7 million of revenue in the six months ended June 30, 1999 and $8.5 million in the three months ended June 30, 1999. Excluding the effect of the businesses sold revenue for the three months ended June 30, 2000 showed an increase of $9.3 million compared with the same period in 1999.

     Income from operations in the Industrial Outsourcing Services for the three and six month period ended June 30, 2000 as a percentage of revenue was 5% compared with (1)% and 1% for the three and six month period ended June 30, 1999, respectively. An increase in higher margin critical path services, including refinery turnarounds and utility outage services contributed to the improvement in income from operations. As this is a highly seasonal business, the Company expects that the demand for those services will decrease in the third quarter of 2000, with a corresponding decrease in revenue and profitability in this business unit. As well, during 1999 the Predecessor Company was operating in an environment of financial instability which resulted in difficult market conditions and competitive pressures on pricing.

SPECIALTY BUSINESSES

     Revenue and income from operations for the three and six month period ended June 30, 2000 for Specialty Businesses increased compared to the same period of 1999 due to a large contract in the electrical installation operations. The large contract has been ongoing since the fall of 1999 and the majority of the contract work is expected to be completed over the next few months.

BY-PRODUCTS MANAGEMENT

     Revenue increased by $10.8 million or 24% and by $9.2 million or 10% in the three and six month period ended June 30, 2000, respectively, compared with the same period in 1999. The Company believes that in 1999 many customers were aware of the Predecessor Company's anticipated reorganization filings and were therefore reluctant to enter into service agreements until the financial uncertainty was resolved.

     Income from operations as a percentage of revenue was 3% and 1% for the three and six months ended June 30, 2000, respectively, compared to a small loss in the same periods of 1999. The increase is due to improved asset utilization as well as continuing consolidation and cost reduction initiatives. This improvement was substantially greater then appears as the business unit also absorbed approximately $2 million in overhead costs in the second quarter of 2000 that had been allocated to other business units in 1999.

SELLING, GENERAL AND ADMINISTRATIVE COSTS

     Selling, general and administrative costs for the three and six months ended June 30, 2000 were $38.2 million and $75.3 million, respectively, which included Shared Services costs of $11.4 million and $20.3 million, respectively. This compared to selling, general and administrative costs of $50.4 million and $100.1 million for the three and six months ended June 30, 1999, which included Shared Services costs of $21.8 million and $39.1 million, respectively. Excluding reorganization costs of $6 million in the second quarter of 1999, the Company reduced its costs by $6.2 million in the second quarter of 2000 compared to the same period last year, the result of ongoing overhead cost reduction efforts in all the business units.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization of fixed assets for the three and six months ended June 30, 2000 was $11.1 million and $23.6 million respectively, representing a decrease of $2.6 million or 19% and $4.8 million or 17% over the same periods in 1999. This decrease was due to the write-offs of fixed assets during 1999 as part of the Predecessor Company's reorganization.

INTEREST EXPENSE

     Interest expense for the three and six months ended June 30, 2000 was $9.4 million and $10.4 million, respectively. Interest expense increased by $8.4 million in the second quarter of 2000 over the first quarter of 2000 as a result of interest on the Predecessor Company's syndicate debt being stayed in the reorganization filings. Interest expense is higher in the three and six months ended June 30, 1999 as even though the Company suspended payments of interest under the syndicate debt in November 1998, all amounts owing were expensed and included in the balance of the bank term loan up to the date of the filings of June 25, 1999.

OTHER INCOME AND EXPENSE -- NET

     Other income and expense -- net for the six months ended June 30, 2000 consists of gains on sale of assets of $7.8 million, and interest and equity income on investments. Other income and expense -- net for the six months ended June 30, 1999 consists of interest and equity income.

INCOME TAXES

     In assessing the value of the deferred tax assets, management considers whether it is more likely than not that all of the deferred tax assets will be realized. Projected future income tax planning strategies and the expected reversal of deferred tax liabilities are considered in making this assessment. Based on the level of historical taxable income, projections for future taxable income and subject to the limitation on the utilization of net operating loss carryforwards and excess interest deduction carryforwards, the Company has determined that it is more likely than not that the Company will not realize the benefits of the deferred tax assets at June 30, 2000.

     Certain future events may result in such deferred tax assets being utilized in the Company's future income tax returns, which the Company will record as a reduction in the valuation allowance, and in accordance with the principles of fresh start reporting, a credit to additional paid-in capital.

FINANCIAL CONDITION

LIQUIDITY AND CREDIT FACILITY

     At June 30, 2000, the Company's working capital was $220.9 million representing a decrease of $20.5 million over December 31, 1999. This decrease is largely attributable to the fact that the Company used $14.2 million of restricted cash it had at December 31, 1999, to pay down its credit facility when the Plan became effective.

     As of March 31, 2000, the Company entered into a $335.8 million term credit agreement with a syndicate of international lenders. Concurrently, as of March 31, 2000, the Company entered into a revolving credit agreement which provides for a revolving line of credit, subject to a borrowing base formula calculated on accounts receivable of up to $175.0 million. The term credit agreement and the revolving credit agreement are guaranteed, jointly and severally by the Company and substantially all of its direct and indirect wholly-owned subsidiaries and is collateralized by a pledge of the issued and outstanding securities and assets of the Company and substantially all of its direct and indirect wholly-owned subsidiaries. At June 30, 2000 the Company had undrawn capacity under the revolving credit agreement of approximately $110.3 million net of letters of credit of approximately $64.7 million.

     The Company believes that over the next twelve months cash generated from operations and the proceeds from the sale of operations together with amounts available under the exit facility will be adequate to meet its capital expenditures and working capital needs, although no assurance can be given in this regard.

CAPITAL EXPENDITURES

     Capital expenditures for continuing operations were $20.6 million for the six month period ending June 30, 2000 compared to $14.1 million for the same period in 1999.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize these items as assets or liabilities in the statement of financial position and measure them at fair value. Changes in fair value of the derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction, and if it is the type of hedge transaction. The impact on the Company's financial position will be dependent on the level and types of derivative instruments the Company will have entered into at the time SFAS No. 133 is implemented.

     In June 1999, FASB issued SFAS No. 137 to defer the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. As a result, the standard will be adopted by the Company in its interim period ended September 30, 2000.

FORWARD-LOOKING STATEMENTS

     This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the results of operations and businesses of the Company. When used in this document, the words "anticipate," "believe" "estimate" and "expect" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Many factors could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements, including, among others: (1) outcome of legal proceedings may have a material adverse effect on results of operations; (2) risks associated with acquisitions including potential future liabilities; (3) heightened competition, including the intensification of price competition and the entry of new competitors; (4) dependence on outsourcing and vendor reduction trends; (5) environmental and regulatory risks; (6) closure costs for the Company's operating sites may exceed accrued amounts; (7) loss of key employees;
(8) commodity price and credit risks; (9) failure to obtain new customers or retain existing customers; (10) general economic and business conditions which are less favourable than expected; (11) unanticipated changes in industry trends.

     Should one or more of these risks or uncertainties materialize, or should assumptions underlying the forward-looking statements prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend, and does not assume any obligation, to update these forward-looking statements.

                          PHILIP SERVICES CORPORATION

PART I, ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to financial risk resulting from volatility in foreign exchange rates, interest rates and commodity prices. The Company seeks to minimize these risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. In 2000, the use of derivative instruments has been limited.

FOREIGN CURRENCY RATE RISK

     The revenue and expenses of the Company's Canadian and European subsidiaries are generally denominated using the local currency. The functional currency of these subsidiaries is the local currency and therefore, foreign currency translation adjustments made on consolidation are reflected as a component of shareholders' equity (deficit) as stated in the Company's accounting policies. Changes in the foreign exchange rates compared to the United States dollar can have an effect on the Company's revenue and profitability. The sensitivity of the earnings (loss) from continuing operations before tax to the changing foreign currency rates based on the operating results from foreign subsidiaries for the second quarter of 2000 is estimated to be immaterial.

INTEREST RATE RISK

     Substantially all of the Company's long-term debt at June 30, 2000 bears interest at a fixed rate. Borrowings under the exit facility bear interest at a floating rate determined based on the Wells Fargo Bank prime rate. At June 30, 2000, excluding letters of credit, the Company had not borrowed under the exit facility. Therefore, the Company's exposure to interest rate risk is minimal.

COMMODITY PRICE RISK

     Prices in the Metals Services group are set and adjusted monthly by the major steel producers. The price of ferrous scrap is a significant factor influencing the profitability of the Metals Services group. In 2000, the Company's average selling price of ferrous scrap decreased $31 to $103 per ton. The Company manages its commodity price risk by acquiring ferrous metal scrap as it is needed for its customers which allows the Company to turn its inventory approximately every 30 days. Based on the inventory levels of the Metals Services Group as at December 31, 1999 a 10% change in the price of ferrous scrap during a 30 day period is estimated to change the Company's earnings
(loss) from continuing operations before tax by approximately $1.0 million.

                          PHILIP SERVICES CORPORATION

PART II -- OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

     From time to time, the Company is named a defendant in legal actions arising out of the normal course of business. The Company maintains liability insurance against risks arising out of the normal course of business. There can be no assurance that such insurance will be adequate to cover all such liabilities. The following describes pending legal proceedings other than ordinary, routine litigation incidental to its business.

(A) GENERAL

     (i) In October 1999, Exxon Corporation ("Exxon") commenced an action in the District Court, Harris County, Texas against International Catalyst, Inc. ("INCAT"), an indirect wholly-owned subsidiary of the Company, for damages of $32.1 million arising from certain work conducted by INCAT at Exxon's Baytown, Texas chemical plant. Exxon alleges that INCAT was responsible for the purchase and installation in 1996 of improper gasket materials in the internal bed piping flange joints of the Baytown plant which caused damages to the facility and consequential losses arising from the shutdown of the plant while repairs were made. The Company has conducted a review of the allegations and determined that it is not feasible to predict or determine the final outcome of the proceedings. The Company intends to vigorously defend the action and believes that it may have insurance coverage for any damages resulting from the action. There can be no assurance, though, that the outcome of the action will not have a material adverse effect upon the financial condition or results of operations of the Company.

     (ii) On April 14, 2000, Maxus Energy Corporation et al ("Maxus") commenced an action in the United States District Court for Northern District of Ohio against various parties including the Predecessor Corporation. The Company anticipates that Maxus will amend its action to name a subsidiary of the Company. The action is brought under the Comprehensive Environmental Response, Compensation and Liability Act for the recovery of costs incurred and to be incurred in responding to the releases and threatened releases of hazardous substances at the Diamond Shamrock Painesville Works site located in Painesville, Ohio. The site is approximately 1100 acres in size and has been used for various purposes since 1912. The plaintiffs alleged that they have incurred more than $19.5 million in response costs in connection with the site. Since July of 1996, a subsidiary of the Company has operated a secondary aluminum smelter on approximately 24 acres of property within the site. The Company has conducted a preliminary review of the claims made in the action and determined that it is not feasible to predict or determine the final outcome of the proceedings. The Company intends to vigorously defend the action but there can be no assurance that the outcome of the action will not have a material adverse effect upon the financial condition or results of operation of the Company.

(B) REGULATORY

     (i) In January 1997, the State of Missouri brought an enforcement action against Solvent Recovery Company ("SRC"), an indirect wholly-owned subsidiary of the Company, in state court alleging numerous violations of hazardous waste regulations at SRC's Kansas City, Missouri facility. Included were allegations that alterations or additions to the facility's operations had been implemented without required modification of the facility's hazardous waste permit as well as allegations of numerous deficiencies under regulations and SRC's permit in the accumulation, record keeping, inspection, labelling, transportation and handling of such waste. SRC and the State of Missouri have agreed upon a payment of $225,000 to be made in two installments and a payment of approximately $125,000 which payment is suspended and will be waived if the facility remains in compliance with applicable federal and state environmental standards for three years. The Company does not expect that the matter will have a material adverse effect on its results of operations or financial position.

     (ii) The New York Attorney General's office is conducting a criminal investigation into the environmental practices of Philip Metals Recovery (USA), Inc. ("PMR"), an indirect wholly owned subsidiary of the

Company. The Attorney General alleges that PMR improperly disposed of lead contaminated floor sweepings, improperly handled lead sludges and improperly discharged lead contaminated waste water at a recycling facility it once operated in Orangeburg, New York. The Company has conducted a review of the claim and is vigorously defending the allegations. In the event the Company cannot reach a negotiated settlement with the Attorney General, or alternatively, is unsuccessful in defending the matter, the Company could be liable for substantial monetary sanctions which it cannot currently estimate. There can be no assurance that the outcome of the investigation will not have a material adverse effect upon the financial condition or results of operations of the Company.

ITEM 2:  CHANGES IN SECURITIES

     None.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the second quarter of the fiscal year ending December 31, 2000.

ITEM 5:  OTHER INFORMATION

     None.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

EXHIBIT
NUMBER             DESCRIPTION
-------            -----------
 3.1       Certificate of Incorporation
 3.2       By-laws

(B) REPORTS ON FORM 8-K

     Form 8-k dated April 20, 2000, stating that the Company had emerged under the Plan.

     Form 8-k dated May 9, 2000, appending various credit agreements, registration rights and other agreements.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Philip Services Corporation, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PHILIP SERVICES CORPORATION

                                          By: /s/ PHILLIP C. WIDMAN
                                            ------------------------------------
                                            Phillip C. Widman
                                            Executive Vice President and
                                            Chief Financial Officer

Dated: August 14, 2000

                                     (LOGO)

                                                               PRINTED IN CANADA
                                                                    T23477

                                  EXHIBIT INDEX

Exhibit No.       Description
-----------       -----------
 3.1               Certificate of Incorporation
 3.2               By-laws
27                 Financial Data Schedule