Form 10-Q
period 2000-09-30
PHILIP SERVICES CORP/DE
filed 2000-11-14
CIK 1095701

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                         Commission file number 0-30417

                             ---------------------

                          PHILIP SERVICES CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                   DELAWARE                                      98-131394
(State or Other Jurisdiction of Incorporation     (I.R.S. Employer Identification Number)
               or Organization)

    9700 HIGGINS ROAD, SUITE 750 ROSEMONT,                         60018
                   ILLINOIS                                      (Zip Code)
   (Address of Principal Executive Offices)

                                 (847) 685-9752
              (Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].

     The number of Common Shares of the Registrant outstanding at November 10, 2000 was 24,041,946.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  REPORT INDEX

PART AND ITEM NO.                                             PAGE NO.
-----------------                                             --------
PART I -- Financial Information
  Item 1 -- Financial Statements
             Consolidated Balance Sheets of the Company as
             of September 30, 2000 (unaudited) and March 31,
             2000 (audited) and Consolidated Balance Sheet
             of the Predecessor Company as of December 31,
             1999 (unaudited)...............................      2
             Consolidated Statement of Earnings of the
             Company for the Three Months Ended September
             30, 2000 and Consolidated Statement of Earnings
             of the Predecessor Company for the Three Months
             Ended September 30, 1999 (unaudited)...........      3
             Consolidated Statement of Earnings of the
             Company for the Six Months Ended September 30,
             2000 and Consolidated Statements of Earnings of
             the Predecessor Company for the Three Months
             Ended March 31, 2000 and for the Nine Months
             Ended September 30, 1999 (unaudited)...........      4
             Consolidated Statement of Cash Flows of the
             Company for the Six Months Ended September 30,
             2000 and Consolidated Statements of Cash Flows
             of the Predecessor Company for the Three Months
             Ended March 31, 2000 and for the Nine Months
             Ended September 30, 1999 (unaudited)...........      5
             Notes to Consolidated Financial Statements
             (unaudited)....................................      6
  Item 2 -- Management's Discussion and Analysis of
            Financial Condition and Results of Operations...     22
  Item 3 -- Quantitative and Qualitative Disclosures About
            Market Risk.....................................     29
PART II -- Other Information
  Item 1 -- Legal Proceedings...............................     30
  Item 2 -- Changes in Securities...........................     31
  Item 3 -- Defaults upon Senior Securities.................     31
  Item 4 -- Submission of Matters to a Vote of Securities
             Holders........................................     31
  Item 5 -- Other Information...............................     31
  Item 6 -- Exhibits and Reports on Form 8-K................     31
  Signatures................................................     32

                          PHILIP SERVICES CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS OF U.S. DOLLARS)

                                                                                      |  PREDECESSOR
                                                                          FRESH START |    COMPANY
                                                                          ----------- |   -----------
                                                          SEPTEMBER 30     MARCH 31   |   DECEMBER 31
                                                              2000           2000     |      1999
                                                          ------------    ----------- |  -----------
                                                          (UNAUDITED)      (AUDITED)  |   (UNAUDITED)
                                                                                      |
                         ASSETS                                                       |
Current Assets:                                                                       |
  Cash and equivalents..................................    $ 60,281       $ 32,116   |   $   48,316
  Accounts receivable (net of allowance for doubtful                                  |
     accounts of $21,104; March 31, 2000 -- $23,412;                                  |
     December 31, 1999 -- $23,938)......................     259,784        311,578   |      305,441
  Inventory for resale..................................      39,995         36,781   |       38,939
  Other current assets..................................      63,078        130,795   |      107,688
                                                            --------       --------   |   ----------
                                                             423,138        511,270   |      500,384
Fixed assets............................................     282,247        281,412   |      303,639
Other assets............................................      55,764         54,650   |       57,556
                                                            --------       --------   |   ----------
                                                            $761,149       $847,332   |   $  861,579
                                                            ========       ========   |   ==========
     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                                   |
Current Liabilities:                                                                  |
  Accounts payable......................................    $ 86,442       $ 94,397   |   $  110,762
  Accrued liabilities...................................     120,995        143,057   |      136,256
  Current maturities of long-term debt..................       4,400          5,161   |       11,917
                                                            --------       --------   |   ----------
                                                             211,837        242,615   |      258,935
Long-term debt..........................................     343,609        384,540   |        5,268
Deferred income taxes...................................       9,209          6,580   |        5,020
Other liabilities.......................................      97,914         95,303   |       97,021
Liabilities subject to compromise.......................          --             --   |    1,136,468
Contingencies                                                                         |
Shareholders' equity (deficit)..........................      98,580        118,294   |     (641,133)
                                                            --------       --------   |   ----------
                                                            $761,149       $847,332   |   $  861,579
                                                            ========       ========   |   ==========

    These consolidated financial statements contain information relating to Philip Services Corporation ("PSC"), a Delaware corporation and its subsidiaries (collectively the "Company") and Philip Services Corp. ("Oldco"), an Ontario company and its subsidiaries (collectively the "Predecessor Company") which have been prepared by management of PSC. On April 7, 2000, Oldco and certain of its Canadian subsidiaries transferred substantially all of their assets and liabilities (except for liabilities subject to compromise), at fair value, to the Company. The liabilities subject to compromise of $726.5 million were retained by Oldco and certain of its Canadian subsidiaries and as a result, Oldco is now insolvent. Management of PSC has determined that consolidated financial information of the Predecessor Company at December 31, 1999 and for the three months ended March 31, 2000 and three and nine months ended September 30, 1999 may be of interest to shareholders of PSC and has therefore included such information in this document. The consolidated financial information of the Predecessor Company does not reflect the effects of the application of fresh start reporting. Readers should therefore review this material with caution and not rely on the consolidated financial information disclosed for the Predecessor Company.

   The accompanying notes are an integral part of these financial statements.

                          PHILIP SERVICES CORPORATION

                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)
                     (IN THOUSANDS OF U.S. DOLLARS, EXCEPT
                          SHARE AND PER SHARE AMOUNTS)

                                                                              |  PREDECESSOR COMPANY
                                                                              |  --------------------
                                                         FOR THE THREE MONTHS |  FOR THE THREE MONTHS
                                                         ENDED SEPTEMBER 30,  |  ENDED SEPTEMBER 30,
                                                                 2000         |          1999
                                                         -------------------- |  --------------------
                                                                              |
Revenue................................................        $359,313       |        $383,413
Operating expenses.....................................         316,404       |         350,287
Selling, general and administrative costs..............          33,274       |          36,167
Depreciation and amortization..........................          11,220       |          13,259
                                                               --------       |        --------
Income (loss) from operations..........................          (1,585)      |         (16,300)
Interest expense.......................................           9,755       |             591
Other income and expense -- net........................          (2,366)      |          (1,981)
                                                               --------       |        --------
Loss from continuing operations before tax and                                |
  reorganization costs.................................          (8,974)      |         (14,910)
Reorganization costs (Note 13).........................              --       |          64,032
Income taxes...........................................           1,548       |           1,237
                                                               --------       |        --------
Loss from continuing operations........................         (10,522)      |         (80,179)
Discontinued operations (net of tax)...................          (1,054)      |          (3,064)
                                                               --------       |        --------
Net loss...............................................        $(11,576)      |        $(83,243)
                                                               ========       |        ========
Basic and diluted earnings (loss) per share                                   |
  Continuing operations................................        $  (0.44)      |
  Discontinued operations..............................           (0.04)      |
                                                               --------       |
                                                               $  (0.48)      |
                                                               ========       |
Weighted average number of common shares outstanding                          |
  (000's)..............................................          24,042       |
                                                               ========       |

    These consolidated financial statements contain information relating to Philip Services Corporation ("PSC"), a Delaware corporation and its subsidiaries (collectively the "Company") and Philip Services Corp.("Oldco") an Ontario company and its subsidiaries (collectively the Predecessor Company) which have been prepared by management of PSC. On April 7, 2000, Oldco and certain of its Canadian subsidiaries transferred substantially all of their assets and liabilities (except for liabilities subject to compromise), at fair value, to the Company. The liabilities subject to compromise of $726.5 million were retained by Oldco and certain of its Canadian subsidiaries and as a result, Oldco is now insolvent. Management of PSC has determined that consolidated financial information of the Predecessor Company at December 31, 1999 and for the three months ended March 31, 2000 and three and nine months ended September 30, 1999 may be of interest to shareholders of PSC and has therefore included such information in this document. The consolidated financial information of the Predecessor Company does not reflect the effects of the application of fresh start reporting. Readers should therefore review this material with caution and not rely on the consolidated financial information disclosed for the Predecessor Company.

   The accompanying notes are an integral part of these financial statements.

                          PHILIP SERVICES CORPORATION

                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)
                     (IN THOUSANDS OF U.S. DOLLARS, EXCEPT
                          SHARE AND PER SHARE AMOUNTS)

                                                               |               PREDECESSOR COMPANY
                                                               |   -------------------------------------------
                                           FOR THE SIX MONTHS  |   FOR THE THREE MONTHS   FOR THE NINE MONTHS
                                           ENDED SEPTEMBER 30, |    ENDED MARCH 31,      ENDED SEPTEMBER 30,
                                                  2000         |          2000                   1999
                                           ------------------- |  --------------------   --------------------
                                                               |
Revenue..................................       $786,677       |        $487,519              $1,195,969
Operating expenses.......................        690,308       |         426,227               1,065,815
Selling, general and administrative                            |
  costs..................................         71,489       |          37,043                 136,244
Depreciation and amortization............         22,366       |          12,436                  41,664
                                                --------       |        --------              ----------
Income (loss) from operations............          2,514       |          11,813                 (47,754)
Interest expense.........................         19,163       |             952                  52,490
Other income and expense -- net..........         (3,381)      |          (9,598)                 (3,409)
                                                --------       |        --------              ----------
Earnings (loss) from continuing                                |
  operations before income tax and                             |
  reorganization costs...................        (13,268)      |          20,459                 (96,835)
Reorganization costs (Note 13)...........             --       |          20,607                  78,356
Income taxes.............................          2,111       |             856                   5,587
                                                --------       |        --------              ----------
Loss from continuing operations..........        (15,379)      |          (1,004)               (180,778)
Cumulative effect of change in accounting                      |
  principle..............................             --       |              --                  (1,543)
Discontinued operations (net of tax).....         (1,054)      |           1,473                  34,668
                                                --------       |        --------              ----------
Net earnings (loss)......................       $(16,433)      |        $    469              $ (147,653)
                                                ========       |        ========              ==========
Basic and diluted earnings (loss) per                          |
  share                                                        |
  Continuing operations..................       $  (0.64)      |
  Discontinued operations................          (0.04)      |
                                                --------       |
                                                $  (0.68)      |
                                                ========       |
Weighted average number of common shares                       |
  outstanding (000's)....................         24,034       |
                                                ========       |

    These consolidated financial statements contain information relating to Philip Services Corporation ("PSC"), a Delaware corporation and its subsidiaries (collectively the "Company") and Philip Services Corp.("Oldco"), an Ontario company and its subsidiaries (collectively the "Predecessor Company") which have been prepared by management of PSC. On April 7, 2000, Oldco and certain of its Canadian subsidiaries transferred substantially all of their assets and liabilities (except for liabilities subject to compromise), at fair value, to the Company. The liabilities subject to compromise of $726.5 million were retained by Oldco and certain of its Canadian subsidiaries and as a result, Oldco is now insolvent. Management of PSC has determined that consolidated financial information of the Predecessor Company at December 31, 1999 and for the three months ended March 31, 2000 and three and nine months ended September 30, 1999 may be of interest to shareholders of PSC and has therefore included such information in this document. The consolidated financial information of the Predecessor Company does not reflect the effects of the application of fresh start reporting. Readers should therefore review this material with caution and not rely on the consolidated financial information disclosed for the Predecessor Company.

   The accompanying notes are an integral part of these financial statements.

                          PHILIP SERVICES CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (UNAUDITED IN THOUSANDS OF U.S. DOLLARS)

                                                                    |            PREDECESSOR COMPANY
                                                                    | -------------------------------------------
                                                FOR THE SIX MONTHS  | FOR THE THREE MONTHS   FOR THE NINE MONTHS
                                                ENDED SEPTEMBER 30, |   ENDED MARCH 31,      ENDED SEPTEMBER 30,
                                                       2000         |         2000                   1999
                                                ------------------- | --------------------   --------------------
                                                                    |
OPERATING ACTIVITIES                                                |
Net loss from continuing operations...........       $(15,379)      |       $ (1,004)             $ (180,778)
Items included in earnings not affecting cash                       |
  Depreciation and amortization...............         22,366       |         12,436                  41,664
  Accrued but unpaid interest.................          7,100       |             --                  49,540
  Deferred income taxes.......................          2,967       |             --                   2,135
  Writedown of investments....................             --       |             --                   4,220
  Gain on sale of assets......................             --       |         (7,820)                 (3,523)
  Non-cash reorganization costs...............             --       |             --                  64,239
                                                     --------       |       --------              ----------
Cash flow from continuing operations..........         17,054       |          3,612                 (22,503)
Changes in non-cash working capital...........         83,529       |        (11,622)                 11,571
                                                     --------       |        --------              ----------
Cash provided by (used in) continuing                               |
  operating activities........................        100,583       |         (8,010)                (10,932)
Cash provided by (used in) discontinued                             |
  operating activities........................            191       |         (1,453)                  2,834
                                                     --------       |        --------              ----------
Cash provided by (used in) operating                                |
  activities..................................        100,774       |         (9,463)                 (8,098)
                                                     --------       |       --------              ----------
INVESTING ACTIVITIES                                                |
Proceeds from sale of operations..............             --       |             --                  23,085
Purchase of fixed assets......................        (26,158)      |         (8,403)                (21,711)
Proceeds from sale of assets..................          3,149       |         11,379                  12,292
Other -- net..................................           (944)      |         (5,623)                 (1,838)
                                                     --------       |        --------              ----------
Cash provided by (used in) continuing                               |
  investing activities........................        (23,953)      |         (2,647)                 11,828
Cash provided by investing activities of                            |
  discontinued operations.....................             --       |          1,545                  66,969
                                                     --------       |       --------              ----------
Cash provided by (used in) investing                                |
  activities..................................        (23,953)      |         (1,102)                 78,797
                                                     --------       |       --------              ----------
FINANCING ACTIVITIES                                                |
Proceeds from long-term debt..................             --       |             --                     140
Principal payments on long-term debt..........        (48,906)      |         (1,205)                (75,438)
Common shares issued for cash.................            250       |             --                      --
                                                     --------       |       --------              ----------
Cash used in continuing financing                                   |
  activities..................................        (48,656)      |         (1,205)                (75,298)
Cash provided by (used in) financing                                |
  activities of discontinued operations.......             --       |            (92)                  2,515
                                                     --------       |       --------              ----------
Cash used in financing activities.............        (48,656)      |         (1,297)                (72,783)
                                                     --------       |       --------              ----------
Net change in cash for the period.............         28,165       |        (11,862)                 (2,084)
Cash and equivalents, beginning of period.....         32,116       |         48,316                  60,727
                                                     --------       |       --------              ----------
Cash and equivalents, end of period...........       $ 60,281       |       $ 36,454              $   58,643
                                                     ========       |       ========              ==========

    These consolidated financial statements contain information relating to Philip Services Corporation ("PSC"), a Delaware corporation and its subsidiaries (collectively the "Company") and Philip Services Corp.("Oldco"), an Ontario company and its subsidiaries (collectively the "Predecessor Company") which have been prepared by management of PSC. On April 7, 2000, Oldco and certain of its Canadian subsidiaries transferred substantially all of their assets and liabilities (except for liabilities subject to compromise), at fair value, to the Company. The liabilities subject to compromise of $726.5 million were retained by Oldco and certain of its Canadian subsidiaries and as a result, Oldco is now insolvent. Management of PSC has determined that consolidated financial information of the Predecessor Company at December 31, 1999 and for the three months ended March 31, 2000 and three and nine months ended September 30, 1999 may be of interest to shareholders of PSC and has therefore included such information in this document. The consolidated financial information of the Predecessor Company does not reflect the effects of the application of fresh start reporting. Readers should therefore review this material with caution and not rely on the consolidated financial information disclosed for the Predecessor Company.

   The accompanying notes are an integral part of these financial statements.

                          PHILIP SERVICES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

     These consolidated financial statements contain information relating to Philip Services Corporation ("PSC"), a Delaware corporation and its subsidiaries (collectively the "Company") and Philip Services Corp. ("Oldco"), an Ontario company and its subsidiaries (collectively the "Predecessor Company") which have been prepared by management of PSC. On April 7, 2000, Oldco and certain of its Canadian subsidiaries transferred substantially all of their assets and liabilities (except for liabilities subject to compromise), at fair value, to the Company. The liabilities subject to compromise of $726.5 million were retained by Oldco and certain of its Canadian subsidiaries and as a result, Oldco is now insolvent. Management of PSC has determined that consolidated financial information of the Predecessor Company at December 31, 1999 and for the three months ended March 31, 2000 and three and nine months ended September 30, 1999 may be of interest to shareholders of PSC and has therefore included such information in this document. The consolidated financial information of the Predecessor Company does not reflect the effects of the application of fresh start reporting. Readers should therefore review this material with caution and not rely on the consolidated financial information for the Predecessor Company.

     The consolidated financial statements herein have been prepared by the Company or the Predecessor Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As applicable under such regulations, certain information and footnote disclosures normally included in complete annual financial statements have been condensed or omitted. The Company believes that the presentation and disclosures herein are adequate to make the information not misleading, and the financial statements reflect all elimination entries and normal adjustments which are necessary for a fair statement of the results for the three and six months ended September 30, 2000.

     The Company is an integrated industrial services and metals recovery company that provides industrial outsourcing and metal recovery and processing services to major industry sectors throughout North America. The Company conducts substantially the same businesses as the Predecessor Company with the exception of the UK Metals business, which was sold on April 7, 2000.

     The consolidated financial statements have been prepared in U.S. dollars using accounting principles generally accepted in the United States except that the consolidated financial statements of the Predecessor Company have been prepared on the basis of accounting principles applicable to a going concern which would assume that the Predecessor Company will realize the carrying value of its assets, and satisfy its obligations and commitments except as otherwise disclosed, in the normal course of business. However, because of the reorganization and the circumstances relating to this event, the Predecessor Company is insolvent, and therefore will not be able to realize the carrying value of its assets and satisfy its obligations and commitments. The financial statements of the Predecessor Company do not give effect to any adjustments to the carrying value of assets or amounts and priority of liabilities that would be necessary under the basis of accounting principles that would be applicable to an insolvent company.

     The preparation of financial statements in conformity with generally accepted accounting principles requires the Company and the Predecessor Company to make estimates and assumptions that affect reported amounts of assets, liabilities, income and expenses and disclosures of contingencies. Actual results could differ from the estimates and judgments made in preparing these financial statements.

     For all periods presented, the Consolidated Financial Statements and Notes to Consolidated Financial Statements disclose the Utilities Management division sold in May 1999 and the Copper and Non-ferrous operations discontinued in 1998, as discontinued operations, as discussed in Note 3.

                          PHILIP SERVICES CORPORATION

(1) BASIS OF PRESENTATION (continued)
BANKRUPTCY FILING AND PLAN OF REORGANIZATION

     On June 25, 1999, Oldco and substantially all of its wholly owned subsidiaries located in the United States (the "U.S. Debtors"), filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware (the "U.S. Court"). Oldco and substantially all of its wholly owned subsidiaries located in Canada (the "Canadian Debtors") commenced proceedings under the Companies' Creditors Arrangements Act in Canada in the Ontario Superior Court of Justice (the "Canadian Court") on the same date.

     On July 12, 1999, the U.S. Debtors filed a Joint Plan of Reorganization (the "U.S. Plan") with the U.S. Court and on July 15, 1999, the Canadian Debtors filed a Plan of Compromise and Arrangement (the "Canadian Plan") with the Canadian Court. In August 1999, a number of motions were brought before the Canadian Court challenging the fairness of the Canadian Plan. As a result, Oldco filed an amended plan in the U.S. Court on September 21, 1999 (the "Amended U.S. Plan") and an amended plan in the Canadian Court on September 24, 1999 (the "Amended Canadian Plan"). On November 2, 1999, Oldco filed a Supplement to the Amended Canadian Plan (the "Canadian Plan Supplement"). The Canadian Plan Supplement amended and restated the Amended Canadian Plan and provided that substantially all of the assets of the Canadian Debtors be transferred to new companies that, on the implementation of the Amended U.S. Plan became wholly owned subsidiaries of PSC. All the shares held by Oldco in PSC were cancelled under the Amended U.S. Plan. On November 5, 1999, Oldco's lenders voted to approve the Canadian Plan Supplement. On November 26, 1999, a hearing was held in the Canadian Court at which the Canadian Plan Supplement was sanctioned. On November 30, 1999, the Amended U.S. Plan was confirmed in the U.S. Court. On March 8, 2000, the Canadian Plan Supplement was amended to permit the sale of the UK Metals business and to address certain tax restructuring issues. On March 20, 2000, a similar amendment was made by the U.S. Court with respect to the Amended U.S. Plan. The Amended U.S. Plan and the Canadian Plan Supplement (collectively the "Plan") became effective on April 7, 2000. Under the Plan, PSC emerged from bankruptcy protection as a new public entity.

     Under the Plan, syndicate debt of Oldco of $1 billion has been converted into $250 million of senior secured debt, $100 million of convertible secured payment-in-kind debt and 91% of the common shares of PSC. The secured payment-in-kind debt is convertible into 25% of the common shares of PSC on a fully diluted basis as of the Plan effective date. The Plan also provided for the conversion of certain specified impaired unsecured claims, into $60 million of unsecured payment-in-kind notes and 5% of the common shares of PSC as of the Plan effective date. The Plan allowed certain holders of unsecured claims to receive $1.50 in face amount of unsecured convertible notes in exchange for every $1.00 in unsecured payment-in-kind notes that such holder would have received under the Plan. The aggregate amount of unsecured convertible notes issued was $16 million. PSC also issued 1.5% of its common shares to Canadian and U.S. class action plaintiffs to settle all class action claims. Other potential equity claimants received 0.5% of the common shares of PSC and the shareholders of Oldco received 2% of the common shares of PSC.

FRESH START REPORTING

     The Company has adopted fresh start reporting in accordance with the AICPA's Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." For financial reporting purposes, the effective date of the Plan was considered to be March 31, 2000. Under the principles of fresh start reporting, the Company is required to determine its reorganization value. The reorganization value of the Company was determined with the assistance of independent advisors. The methodology employed involved the estimation of an enterprise value (i.e. the fair market value of the corporation's debt and shareholders' equity) which was approximately $500 million. The significant factors used in the determination of the

                          PHILIP SERVICES CORPORATION

(1) BASIS OF PRESENTATION (continued)
reorganization value were the industries in which the Company operates, the general economic conditions that impact the Company and the application of certain valuation methodologies, which included a discounted cash flow analysis based on two year's cashflow projections prepared by management with discount rates of between 11% and 12% and an analysis of comparable publicly traded company multiples and sales transactions. The reorganization value was then allocated to the Company's assets and liabilities based on their fair values. No significant adjustments were made to the Company's assets and liabilities under fresh start reporting as their fair values approximated recorded amounts at March 31, 2000.

     Due to the changes in the financial structure of the Company and the application of fresh start reporting as a result of the consummation of the Plan, the consolidated financial statements of the Company issued subsequent to Plan implementation are not comparable with the consolidated financial statements issued by the Predecessor Company prior to Plan implementation. A black line has been drawn on the accompanying consolidated financial statements to separate and distinguish between the Company and Predecessor Company.

(2) SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     These consolidated financial statements include the accounts of PSC and all of its subsidiaries. All intercompany transactions have been eliminated on consolidation. The equity method of accounting is used for investment ownership ranging from 20% to 50%.

REVENUE RECOGNITION

     Revenue from industrial services is recorded as the services are performed, using the percentage-of-completion basis for fixed price contracts and as the related service is provided for time-and-material contracts. Revenue from by-product management operations is recognized upon receipt and acceptance of materials for processing since the Company accepts title to the materials at such time and provides contractual indemnification to customers against future liability with respect to the materials. Treatment, transportation and disposal costs are accrued when the related revenue is recognized. Revenue from the sale of recovered commodities and steel products is recognized at the time of shipment. For contracts where the Company brokers material between two parties, takes title to the product and assumes the risks and rewards of ownership, the revenue is recognized at the time of shipment. If the Company is acting as an agent in those transactions, then only the commission on the transaction is recorded.

CASH AND EQUIVALENTS

     Cash and equivalents consist of cash on deposit and investments in money market instruments with maturity dates of less than three months from the date they are acquired.

INVENTORY

     Inventory is recorded at the lower of average purchased cost or net realizable value.

FIXED ASSETS

     In accordance with fresh start reporting, fixed assets were reflected at their fair market values as of March 31, 2000. Fixed asset additions subsequent to this date are recorded at cost. Fixed assets are depreciated over their estimated useful lives generally on the following basis: buildings 2.5% to 5% straight-line; equipment 5% to 30% straight-line. Landfill sites and improvements thereto are recorded at cost and

                          PHILIP SERVICES CORPORATION

(2) SIGNIFICANT ACCOUNTING POLICIES (continued) amortized over the life of the landfill site based on the estimated landfill capacity utilized during the year. Operating costs associated with landfill sites are charged to operations as incurred. Assets under development include the direct cost of land, buildings and equipment acquired for future use together with engineering, legal and other costs incurred before the assets are brought into operation.

     The Company includes, as part of the cost of its fixed assets, all financing costs incurred prior to the asset becoming available for operation.

     The Company periodically reviews the carrying value of its fixed assets based on the undiscounted future cash flow from operating results to determine whether such values are recoverable. Any resulting write-downs are charged to earnings.

CONTRACT ACCOUNTING

     The Company uses the percentage-of-completion basis to account for its fixed price contracts. Under this method, revenue is recognized as work progresses in the ratio that costs bear to estimated total costs for each contract. Contract costs include all direct material and labor costs and those indirect costs related to contract performance. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on incomplete contracts are recorded in the period in which such losses are determined.

ENVIRONMENTAL LIABILITY

     The Company accrues environmental remediation costs associated with identified sites where an assessment has indicated that cleanup costs are probable and can be reasonably estimated. Such accruals are undiscounted and are based on currently available information, estimated timing of remedial actions and related inflation assumptions, existing technology and enacted laws and regulations. The liability for environmental and closure costs is disclosed in the consolidated balance sheet under accrued liabilities and other liabilities. Amounts required to dispose of waste materials located at the Company's industrial services facilities are included in accrued liabilities.

FOREIGN CURRENCY TRANSLATION

     The assets and liabilities denominated in a foreign currency for foreign operations are translated at exchange rates in effect at the balance sheet date. The resulting gains and losses are reflected in the cumulative foreign currency translation adjustment in shareholders' equity.

FINANCIAL INSTRUMENTS

     The Company's accounts receivable, accounts payable and long-term debt constitute financial instruments. The Company's accounts receivable, accounts payable and long-term debt approximated their fair value as at September 30, 2000. Concentration of credit risk in accounts receivable is limited due to the large number of customers the Company services throughout North America. The Company performs ongoing credit evaluations of its customers, but does not require collateral to support customer accounts receivable. The Company establishes an allowance for doubtful accounts based on the credit risk applicable to particular customers and historical and other information.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize these items as

                          PHILIP SERVICES CORPORATION

(2) SIGNIFICANT ACCOUNTING POLICIES (continued) assets or liabilities in the statement of financial position and measure them at fair value. Changes in fair value of the derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction, and, if it is, the type of hedge transaction. In June 1999, FASB issued SFAS No. 137 to defer the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. Adoption of the standard had no effect on the Company's financial position as the Company had no derivative instruments or hedging activities.

(3) DISCONTINUED OPERATIONS (in thousands)

     On May 18, 1999, Oldco sold its investment in Philip Utilities Management Corp. ("PUMC") for cash proceeds of $70,104, resulting in a gain on sale of $39,115. The operations of PUMC, previously reported as the Utilities Management division of the Industrial Services group, are reflected as discontinued operations. In December 1998, Oldco made the decision to discontinue the Non-ferrous and Copper operations of its Metals Services business. The sale of certain aluminium operations included in the Non-ferrous operations closed on January 11, 1999 for a total consideration of approximately $69,500.

     During 1999, certain Copper and Non-ferrous operations and assets were sold. The remainder of the operations in these segments will be closed or sold in 2000, except for three operations with annual revenue of approximately $7,000, which have been transferred to continuing operations.

     Revenue from the Non-ferrous, Copper and Utilities Management operations, net of intercompany revenue, was $3,730 and $1,882 for the three months ended March 31, 2000 and the six months ended September 30, 2000, respectively, $8,228 for the three months ended September 30, 1999 and $66,468 for the nine months ended September 30, 1999. Net earnings from discontinued operations in the Consolidated Statements of Earnings is presented net of applicable income tax provision of $0 for the three months ended March 31, 2000 and $674 for the nine months ended September 30, 1999.

(4) OTHER CURRENT ASSETS (in thousands)

                                                                                       |  PREDECESSOR
                                                                          FRESH START  |    COMPANY
                                                                          -----------  |  -----------
                                                          SEPTEMBER 30     MARCH 31    |  DECEMBER 31
                                                              2000           2000      |     1999
                                                          ------------    -----------  |  -----------
                                                                                       |
Restricted cash(a)......................................    $     --       $ 20,937    |   $ 48,028
Proceeds receivable on sale of UK Metals business(b)....       3,097         47,684    |         --
Costs in excess of billings.............................      17,137         15,384    |     12,568
Consumable supplies.....................................      15,785         15,844    |     15,890
Non-trade receivables...................................      15,658         15,298    |     13,676
Other...................................................      11,401         15,648    |     17,526
                                                            --------       --------    |   --------
                                                            $ 63,078       $130,795    |   $107,688
                                                            ========       ========    |   ========

(a) Restricted cash represented funds used as collateral for letters of credit, and proceeds from the sale of assets which were held by Oldco's lenders. These funds were released to the Company in April, 2000.

(b) On April 7, 2000, Oldco sold its metals recycling and mill services business in the United Kingdom for net proceeds of $47,684. On May 25, 2000, the Canadian Court ordered the distribution of approximately $44,587 of the net proceeds which was used to pay down the term debt of the Company.

                          PHILIP SERVICES CORPORATION

(5) OTHER ASSETS (in thousands)

                                                                                       |  PREDECESSOR
                                                                          FRESH START  |    COMPANY
                                                                          -----------  |  -----------
                                                          SEPTEMBER 30     MARCH 31    |  DECEMBER 31
                                                              2000           2000      |     1999
                                                          ------------    -----------  |  -----------
                                                                                       |
Restricted investments(a)...............................    $ 40,970       $ 39,025    |   $ 33,412
Other...................................................      14,794         15,625    |     24,144
                                                            --------       --------    |   --------
                                                            $ 55,764       $ 54,650    |   $ 57,556
                                                            ========       ========    |   ========

(a) Restricted investments are controlled by the Company's wholly owned insurance subsidiary, and as at September 30, 2000 approximately $30,706 has been pledged as security for the Company's insurance liabilities.

(6) ACCRUED LIABILITIES (in thousands)

     Accrued liabilities consist of the following:

                                                                                       |  PREDECESSOR
                                                                          FRESH START  |    COMPANY
                                                                          -----------  |  -----------
                                                          SEPTEMBER 30     MARCH 31    |  DECEMBER 31
                                                              2000           2000      |     1999
                                                          ------------    -----------  |  -----------
                                                                                       |
Insurance claims outstanding............................    $ 30,449       $ 31,758    |   $ 34,278
Accrued employee compensation and benefit costs.........      32,589         33,025    |     26,745
Accrued purchases.......................................      11,180         26,498    |     16,523
Accrued closure costs...................................       9,604         13,189    |     13,956
Billings in excess of costs.............................       4,966          7,528    |     10,304
Accrued waste material disposal costs...................       4,256          6,208    |      4,205
Accrued environmental costs.............................       3,065          6,161    |      6,143
Accrued other...........................................      24,193         16,976    |     24,102
Income taxes payable....................................         693          1,714    |         --
                                                            --------       --------    |   --------
                                                            $120,995       $143,057    |   $136,256
                                                            ========       ========    |   ========

                          PHILIP SERVICES CORPORATION

(7) LONG-TERM DEBT (in thousands except per share amounts)

                                                                                       |  PREDECESSOR
                                                                          FRESH START  |    COMPANY
                                                                          -----------  |  -----------
                                                          SEPTEMBER 30     MARCH 31    |  DECEMBER 31
                                                              2000           2000      |     1999
                                                          ------------    -----------  |  -----------
                                                                                       |
Credit Facility                                                                        |
  Term debt(a)..........................................    $190,211       $235,825    |   $     --
  Convertible Payment-in-kind debt(a)...................     104,977        100,000    |         --
Unsecured Payment-in-kind notes(b)......................      38,124         36,000    |         --
Secured loans bearing interest at a weighted average                                   |
  fixed rate of 5.8% maturing at various dates up to                                   |
  2020..................................................       7,355          9,551    |      9,712
Secured loans bearing interest at prime plus a weighted                                |
  average floating rate of 0.4% maturing at various                                    |
  dates up to 2001......................................         913          1,048    |      1,279
Obligations under capital leases on equipment bearing                                  |
  interest at rates varying from 6% to 12% maturing at                                 |
  various dates to 2004.................................       6,429          7,277    |      6,194
                                                            --------       --------    |   --------
                                                             348,009        389,701    |     17,185
Less current maturities of long-term debt...............       4,400          5,161    |     11,917
                                                            --------       --------    |   --------
                                                            $343,609       $384,540    |   $  5,268
                                                            ========       ========    |   ========

(a) Term debt and Convertible Payment-in-kind debt

     As of March 31, 2000 the Company entered into a $335,825 term credit agreement ("credit facility") with a syndicate of international lenders. Concurrently, the Company entered into a revolving credit agreement ("exit facility") see Note 7 (c). The credit facility provides a term debt of $235,825 ("term debt") and $100,000 in convertible payment-in-kind debt ("PIK debt"). The credit facility matures on March 31, 2005 and bears interest at a fixed rate of 9% for the term debt and 10% for the PIK debt. Interest payments on the term debt are due quarterly in arrears, up to a maximum of $20,000 in the first year, and on the PIK debt, interest is payable in full on March 31, 2005. The term debt or any part thereof and/or all of the PIK debt may be prepaid and redeemed by the Company at any time during the agreement once the exit facility has been terminated. The Company must pay a redemption premium of between 1% and 5% on the amount of the term debt being redeemed and between 8 1/3% and 25% on the amount of the PIK debt being redeemed. The PIK debt is convertible by the lenders at any time into common shares of PSC at a conversion price of $11.72 per common share, which was in excess of the fair market value of PSC on a per share basis, determined based on an enterprise valuation as discussed in
     Note 1.

     The Company is required to repay the term debt first and then the PIK debt in an amount equal to:

     (i) net asset sale proceeds, and, once the exit facility is terminated, 75% of the net asset sale proceeds from the disposition of assets sold not in the ordinary course of business;

     (ii)  the net proceeds from any foreign subsidiary dispositions; and

     (iii) the net proceeds from the sale of the UK Metals business.

     The Company is also required yearly for the first two years and quarterly after that, to repay the term debt first and then the PIK debt in an amount equal to 75% of the cash flow available for debt service.

     The credit facility contains certain restrictive covenants, including limitations on the incurrence of indebtedness, the sale of assets, the incurrence of liens, the making of specified investments, and the

                          PHILIP SERVICES CORPORATION

(7) LONG-TERM DEBT (in thousands except per share amounts) (continued) payment of cash dividends. In addition, the Company is required to satisfy, among other things, certain financial covenants including specified interest coverage ratio, minimum amount of EBITDA, and maximum capital expenditures.

     At September 30, 2000, the Company was in compliance with the provisions of the credit facility.

     The credit facility, subject first to the exit facility, is guaranteed jointly and severally by PSC and substantially all of its direct and indirect wholly owned subsidiaries and is collateralized by security interests in the assets of PSC and substantially all its direct and indirect wholly owned subsidiaries and a pledge of securities of substantially all of its direct and indirect wholly owned subsidiaries.

(b) Unsecured Payment-in-kind notes

     Under the Plan, the Company issued an aggregate amount of $49,157 of unsecured payment-in-kind notes ("unsecured notes"). The unsecured notes mature on April 15, 2010 and bear interest at a fixed rate of 6%. The interest is payable semi-annually on April 15 and October 15, and can be paid up to April 15, 2005 in cash or additional unsecured notes, at the option of the Company. If a change in control occurs, the Company is required to make an offer to purchase an amount of unsecured notes equal to the present value of the remaining scheduled payments of principal and interest, discounted at 16%, plus accrued interest thereon. The unsecured notes will bear interest at a rate of 12% from the date of a change in control until such time as the unsecured notes are redeemed. The unsecured notes provide for annual mandatory sinking fund payments equal to 20% of the aggregate principal amount of the outstanding unsecured notes at April 15, 2005, plus all accrued and unpaid interest thereon, commencing April 15, 2006. At September 30, 2000, the unsecured notes are recorded at their fair value of $33,751 (March 31, 2000 -- $31,841) based on a discount rate of 12%.

     Under the Plan, the Company issued an aggregate amount of $16,265 of unsecured convertible payment-in-kind notes ("unsecured convertible notes"). The unsecured convertible notes mature on April 15, 2020 and bear interest at a fixed rate of 3% starting April 15, 2003. The interest is payable semi-annually on April 15 and October 15. The unsecured convertible notes may be converted at any time into common shares of PSC at a conversion price of $30 per common share. If a change in control occurs the Company is required to make an offer to purchase an amount of unsecured convertible notes equal to between 64% and 100% of the principal amount of unsecured convertible notes outstanding, plus accrued interest thereon. The unsecured convertible notes will bear interest at a rate of 12% from the date of a change in control until such time as the unsecured convertible notes are redeemed. At September 30, 2000, the unsecured convertible notes are recorded at their fair value of $4,373 (March 31, 2000 -- $4,159) based on a discount rate of 12%.

(c) Exit Facility

     The exit facility provides for a revolving line of credit, subject to a borrowing base formula calculated on accounts receivable, of up to $175,000 divided into Tranche A for $100,000 and Tranche B for $75,000. The exit facility matures on September 30, 2002. If the Company elects to terminate the exit facility within eighteen months after April 7, 2000 then it must pay a termination fee during the first year equal to 0.75% and during the next 6 months equal to 0.375% times the sum of the Tranche A advances and letters of credit outstanding and 0.75% times the sum of the Tranche B advances.

     Borrowings under the exit facility bear interest at a rate equal to the base rate (which is based on the Wells Fargo Bank "prime rate") plus 1% on Tranche A advances and 3% on Tranche B advances or at

                          PHILIP SERVICES CORPORATION

(7) LONG-TERM DEBT (in thousands except per share amounts) (continued) the option of the Company on Tranche A advances at a rate equal to the Libor rate plus 3%. A letter of credit fee of 2.75% is charged on the amount of all outstanding letters of credit.

     The Company is required to pay annually an agency fee and an annual fee equal to $150 and $750, respectively. In addition, the Company is required to pay monthly an unused line of credit fee equal to 0.375% and 0.75% per annum on the average unused portion of Tranche A and Tranche B, respectively, under the exit facility.

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

     At September 30, 2000, the Company was in compliance with the provisions of the exit facility.

     The exit facility is guaranteed jointly and severally by PSC and substantially all of its direct and indirect wholly owned subsidiaries and is collateralized by security interests in the assets of PSC and substantially all of its direct and indirect wholly owned subsidiaries and a pledge of the securities of substantially all of its direct and indirect wholly owned subsidiaries.

     At September 30, 2000, the Company had undrawn credit capacity under the exit facility of approximately $99,305 net of outstanding letters of credit of approximately $75,695.

(8) OTHER LIABILITIES (in thousands)

                                                                                      |  PREDECESSOR
                                                                          FRESH START |   COMPANY
                                                                          ----------- |  -----------
                                                          SEPTEMBER 30     MARCH 31   |  DECEMBER 31
                                                              2000           2000     |     1999
                                                          ------------    ----------- |  -----------
                                                                                      |
    Accrued environmental costs.........................    $78,555         $77,053   |    $78,772
    Other...............................................     19,359          18,250   |     18,249
                                                            -------         -------   |    -------
                                                            $97,914         $95,303   |    $97,021
                                                            =======         =======   |    =======

(9) LIABILITIES SUBJECT TO COMPROMISE

                                                                   PREDECESSOR
                                                                     COMPANY
                                                                  --------------
                                                                   DECEMBER 31
                                                                       1999
                                                                  --------------
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
                                                                    ----------
                                                                    $1,136,468
                                                                    ==========

                          PHILIP SERVICES CORPORATION

(9) LIABILITIES SUBJECT TO COMPROMISE (continued)
(a) In August 1997, Oldco signed a $1.5 billion revolving credit agreement which was amended in October 1997, February 1998, June 1998, October 1998 and December 1998 (the "Syndicate Debt") with a syndicate of international lenders. Since June 30, 1998, Oldco has not been in compliance with certain covenants in the Syndicate Debt, including the financial covenants, which require Oldco to maintain a specified interest coverage ratio, a debt to EBITDA ratio, a fixed charge ratio and a working capital ratio.

     Borrowings under the Syndicate Debt were guaranteed, jointly and severally by Oldco and its direct and indirect wholly owned subsidiaries and were secured by a pledge of the issued and outstanding securities of Oldco's direct and indirect wholly owned subsidiaries, and a charge over the present and future assets of Oldco and its direct and indirect wholly owned subsidiaries. In November 1998, Oldco suspended payments of interest on the Syndicate Debt. The total interest that was accrued but unpaid for the fiscal year ended December 31, 1999 was $49.5 million. Interest on the borrowings under the Syndicate Debt ceased to accrue as at June 25, 1999, being the date of the filing of the petition for reorganization under Chapter 11.

     The Plan set forth a new capital structure for the Company and the conditions that governed the restructuring of approximately $1.0 billion in secured term loans outstanding, which included accrued but unpaid interest, under the Syndicate Debt. Under the terms of the Plan, Syndicate Debt of Oldco of $1.0 billion has been converted into $250 million of senior secured debt, $100 million of convertible secured payment-in-kind debt and 91% of the common shares of PSC. The secured payment-in-kind debt is convertible into 25% of the common shares of PSC on a fully diluted basis as at the Plan effective date of April 7, 2000. The senior secured debt and the secured payment-in-kind debt each has a term of five years.

(b) On the acquisition of Allwaste, Inc. ("Allwaste") Oldco assumed the obligation under an indenture with respect to Allwaste's 7 1/4% Convertible Subordinated Debentures ("debentures") which were due 2014. Effective December 1, 1998, Oldco suspended payments of interest on the debentures which created a default under the indenture. Interest accrued in 1999 to June 25, 1999, being the date of the filing of the petition for reorganization under Chapter 11 was approximately $2 million. Interest on the debentures ceased to accrue as of the filing date.

(c) Included in other long-term debt are promissory notes, relating to certain 1996 and 1997 acquisitions, totalling $16,000 which were in default as principal repayments required were not made.

     The Plan provided for the conversion of certain specified impaired unsecured claims, including those in (b) and (c) above into $60 million of unsecured payment-in-kind notes and 5% of the common shares of PSC as of April 7, 2000, the Plan effective date. The Plan allowed certain holders of the unsecured claims to receive $1.50 in face amount of unsecured convertible notes in exchange for every $1.00 in face amount of unsecured payment-in-kind notes that such holder would have received under the Plan. The aggregate amount of unsecured convertible notes issued was $16 million.

                          PHILIP SERVICES CORPORATION

(10) SHAREHOLDERS' EQUITY (DEFICIT) (in thousands, except number of shares)

                                                                                      |  PREDECESSOR
                                                                          FRESH START |    COMPANY
                                                                          ----------- |  -----------
                                                          SEPTEMBER 30     MARCH 31   |  DECEMBER 31
                                                              2000           2000     |     1999
                                                          ------------    ----------- |  -----------
                                                                                      |
Share capital...........................................    $118,544       $118,294   |  $1,351,482
Retained earnings (deficit).............................     (16,433)            --   |  (1,925,789)
Cumulative foreign currency translation adjustment......      (3,531)            --   |     (66,826)
                                                            --------       --------   |  ----------
                                                            $ 98,580       $118,294   |  $ (641,133)
                                                            ========       ========   |  ==========

     The issued capital of PSC comprises 24,041,946 common shares.

(11) CHANGES IN NON-CASH WORKING CAPITAL (in thousands)

                                                           |            PREDECESSOR COMPANY
                                                           |  ----------------------------------------
                                         SIX MONTHS ENDED  |  THREE MONTHS ENDED    NINE MONTHS ENDED
                                           SEPTEMBER 30,   |      MARCH 31,           SEPTEMBER 30,
                                               2000        |         2000                  1999
                                         ----------------- |  ------------------    ------------------
                                                           |
Accounts receivable....................       $52,285      |       $(22,017)             $    (84)
Inventory for resale...................        (4,931)     |         (1,515)               (1,405)
Proceeds from sale of UK Metals                            |
  business.............................        44,587      |             --                    --
Other..................................        22,313      |          2,305                31,896
Accounts payable and accrued                               |
  liabilities..........................       (29,705)     |          7,666               (16,284)
Income taxes payable...................        (1,020)     |          1,939                (2,552)
                                              -------      |       --------              --------
                                              $83,529      |       $(11,622)             $ 11,571
                                              =======      |        ========              ========

STATEMENTS OF CASH FLOWS

     The supplemental cash flow disclosures and non-cash transactions for the six months ended September 30, 2000 and the three months ended March 31, 2000 and for the nine months ended September 30, 1999 are as follows:

                                                           |             PREDECESSOR COMPANY
                                                           |  ----------------------------------------
                                         SIX MONTHS ENDED  |  THREE MONTHS ENDED    NINE MONTHS ENDED
                                           SEPTEMBER 30,   |       MARCH 31,           SEPTEMBER 30,
                                               2000        |         2000                  1999
                                         ----------------- |  ------------------    ------------------
                                                           |
Supplemental Disclosures:                                  |
Interest paid..........................       $ 7,473      |       $    951              $  2,182
Income taxes paid......................         1,953      |          2,248                 7,687
Capital leases on the purchase of                          |
  property and equipment...............            --      |          2,782                    --
Note receivable on sale of equipment...            --      |             --                 1,875

(12) CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") on revenue recognition. In order to comply with SAB 101, the Predecessor Company changed its accounting policy for contracts where it brokers material between two parties. The revenue and operating expenses are recorded on a gross basis rather than recording only the net commission as has previously been

                          PHILIP SERVICES CORPORATION

(12) CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (continued) done. This change in accounting policy does not effect net earnings and has been applied retroactively. The revenues and operating expenses for the three months ended September 30, 1999 have been increased by $25.4 million and the revenues and operating expenses for the nine months ended September 30, 1999 have been increased by $140.5 million.

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

(13) REORGANIZATION COSTS (in thousands)

     The expenses resulting from Oldco's reorganization filings have been segregated from expenses related to operations in the accompanying Consolidated Statements of Earnings and include the following:

                                                                     PREDECESSOR COMPANY
                                                           ----------------------------------------
                                                           THREE MONTHS ENDED    NINE MONTHS ENDED
                                                             MARCH 31, 2000      SEPTEMBER 30, 1999
                                                           ------------------    ------------------
Assets and liabilities adjusted to net realizable
  value..................................................       $     --              $ 49,915
Employee retention and severance.........................             --                 6,424
Professional fees........................................         17,908                 6,839
Provision for future lease rejections....................             --                 6,164
Provision for litigation claims..........................             --                 6,360
Other....................................................          2,699                 2,654
                                                                --------              --------
                                                                $ 20,607              $ 78,356
                                                                ========              ========

(14) EARNINGS PER SHARE (in thousands)

                                                           THREE MONTHS ENDED     SIX MONTHS ENDED
                                                           SEPTEMBER 30, 2000    SEPTEMBER 30, 2000
                                                           ------------------    ------------------
Net loss for the period -- basic and diluted.............       $(11,576)             $(16,433)
                                                                ========              ========
Number of common shares outstanding......................         24,042                24,042
Effect of using weighted average common shares
  outstanding............................................             --                    (8)
                                                                --------              --------
Basic and diluted weighted average number of common
  shares outstanding.....................................         24,042                24,034
                                                                ========              ========

     The weighted average number of common shares outstanding and the basic and diluted earnings (loss) per share for the Predecessor Company have not been presented as they are not comparable to subsequent periods due to the restructuring and the implementation of fresh start reporting.

                          PHILIP SERVICES CORPORATION

(15) COMPREHENSIVE INCOME (in thousands)

     Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income is as follows:

                                                              |           PREDECESSOR COMPANY
                                                              | ---------------------------------------
                                            SIX MONTHS ENDED  | THREE MONTHS ENDED   NINE MONTHS ENDED
                                           SEPTEMBER 30, 2000 |   MARCH 31, 2000     SEPTEMBER 30, 1999
                                           ------------------ | ------------------   ------------------
                                                              |
Net earnings (loss)......................       $(16,433)     |      $   469             $(147,653)
Other comprehensive income, net of tax:                       |
  Translation adjustments................         (3,531)     |       (4,061)                2,294
                                                --------      |      -------             ---------
Comprehensive loss.......................       $(19,964)     |      $(3,592)            $(145,359)
                                                ========      |      =======             =========

(16) SEGMENTED INFORMATION (in thousands)

     The Company's business operations are organized into the following segments:

     - Industrial Outsourcing Services, which includes the operations that perform cleaning and maintenance, mechanical turnaround and outage services, remediation, paint overspray recovery and refractory services.

     - By-Products Management, which includes hazardous and non-hazardous waste collection, transportation, processing, disposal and related field services.

     - Specialty Businesses, which perform analytical services, container and tank cleaning services, demolition and decommissioning and electrical installations.

     - Metals Services, which has three primary businesses: ferrous scrap, commercial and mill services. The ferrous scrap operations collect and process scrap for shipment to steel mills, the commercial business provides brokerage services for scrap material and primary metals and mill services provide on-site mill services including the sale of secondary materials.

                                                SIX MONTHS ENDED SEPTEMBER 30, 2000
                            ---------------------------------------------------------------------------
                            INDUSTRIAL                                             SHARED
                            OUTSOURCING   BY-PRODUCTS   SPECIALTY     METALS     SERVICES &
                             SERVICES     MANAGEMENT    BUSINESSES   SERVICES   ELIMINATIONS    TOTAL
                            -----------   -----------   ----------   --------   ------------   --------
Revenue...................   $280,874      $110,544      $91,219     $304,040    $      --     $786,677
Income (loss) from
  operations..............      9,799         3,472       12,177        4,767      (27,701)       2,514
Total assets..............    206,071       124,378       87,528      242,519      100,653      761,149
Depreciation and
  amortization............      9,078         4,070        2,621        5,236        1,361       22,366
Capital expenditures......     11,414         3,501        2,905        5,318        3,020       26,158
Equity investments........         --            --           --        1,544           --        1,544

                          PHILIP SERVICES CORPORATION

(16) SEGMENTED INFORMATION (in thousands) (continued)

                                                        PREDECESSOR COMPANY
                            ---------------------------------------------------------------------------
                                                 THREE MONTHS ENDED MARCH 31, 2000
                            ---------------------------------------------------------------------------
                            INDUSTRIAL                                             SHARED
                            OUTSOURCING   BY-PRODUCTS   SPECIALTY     METALS     SERVICES &
                             SERVICES     MANAGEMENT    BUSINESSES   SERVICES   ELIMINATIONS    TOTAL
                            -----------   -----------   ----------   --------   ------------   --------
Revenue...................   $165,749      $ 44,125      $47,170     $230,475     $     --     $487,519
Income (loss) from
  operations..............      9,244          (245)       6,035        9,202      (12,423)      11,813
Total assets..............    219,756       121,580       80,706      284,173      161,540      867,755
Depreciation and
  amortization............      4,547         2,199        1,270        3,699          721       12,436
Capital expenditures......      3,592         1,526        1,001        2,255           29        8,403
Equity investments........         --            --           --        5,848           --        5,848

                                                        PREDECESSOR COMPANY
                           -----------------------------------------------------------------------------
                                               NINE MONTHS ENDED SEPTEMBER 30, 1999
                           -----------------------------------------------------------------------------
                           INDUSTRIAL                                             SHARED
                           OUTSOURCING   BY-PRODUCTS   SPECIALTY     METALS     SERVICES &
                            SERVICES     MANAGEMENT    BUSINESSES   SERVICES   ELIMINATIONS     TOTAL
                           -----------   -----------   ----------   --------   ------------   ----------
Revenue..................   $460,029      $138,545      $112,705    $484,690     $     --     $1,195,969
Income (loss) from
  operations.............     (3,319)          772         9,139       1,433      (55,779)       (47,754)
Total assets.............    236,799       160,116        84,505     284,261      182,117        947,798
Depreciation and
  amortization...........     17,488         7,717         3,876      10,948        1,635         41,664
Capital expenditures.....      6,363         3,527         1,803       6,273        3,745         21,711
Equity investments.......         --            --            --       3,569        7,752         11,321

     The geographical segmentation of the Company and Predecessor Company's business is as follows:

                                                   |               PREDECESSOR COMPANY
                                                   | -----------------------------------------------
                               SIX MONTHS ENDED    |   THREE MONTHS ENDED        NINE MONTHS ENDED
                              SEPTEMBER 30, 2000   |    MARCH 31, 2000         SEPTEMBER 30, 1999
                             --------------------- | ---------------------   -----------------------
                                        LONG-LIVED |            LONG-LIVED                LONG-LIVED
                             REVENUE      ASSETS   | REVENUE      ASSETS      REVENUE       ASSETS
                             --------   ---------- | --------   ----------   ----------   ----------
                                                   |
United States..............  $669,501    $213,828  | $403,947    $215,656    $  904,812    $245,655
Canada.....................   109,761      67,322  |   49,412      72,007       206,270      98,684
Other......................     7,415      48,676  |   34,160      65,111        84,887      61,236
                             --------    --------  | --------    --------    ----------    --------
                             $786,677    $329,826  | $487,519    $352,774    $1,195,969    $405,575
                             ========    ========  | ========    ========    ==========    ========

(17) CONTINGENCIES (dollars in thousands)

(a) The Company (together with the industries in which it operates) is subject to federal, state, local and foreign (particularly Canadian provincial) environmental laws and regulations concerning emissions to the air, discharges to surface and subsurface waters and the generation, handling, storage, transportation, treatment and disposal of waste materials and hazardous substances. The Company and the industries in which it operates are also subject to other federal, state, local and foreign (particularly Canadian provincial) laws and regulations including those that require the Company to remove or mitigate the effects of the disposal or release of certain materials at various sites.

                          PHILIP SERVICES CORPORATION

(17) CONTINGENCIES (dollars in thousands) (continued)
     It is impossible to predict precisely what effect these laws and regulations will have on the Company in the future. Compliance with environmental laws and regulations will result in, among other things, capital expenditures, costs and liabilities. Management believes, based on past experience and its best assessment of future events, that these environmental liabilities and costs will be assessed and paid over an extended period of time. The Company believes that it will be able to fund such liabilities and costs in the ordinary course of business.

     Certain of the Company's facilities are contaminated primarily as a result of operating practices at the sites prior to their acquisition by the Company. The Company has established procedures to periodically evaluate these sites giving consideration to the nature and extent of the contamination. The Company has provided for the remediation of these sites based upon management's judgement and prior experience. The Company has estimated the liability to remediate these sites to be $60,085.

     Certain subsidiaries of the Company have been named as potentially responsible or liable parties under U.S. federal and state superfund laws in connection with various sites. The Company's connection with these sites relates to allegations that its subsidiaries or their predecessors transported waste to the site, disposed of waste at the site, or operated the site in question. The Company has reviewed the nature and extent of its alleged connection to these sites, the number, connection and financial ability of other named and unnamed potentially responsible parties and the nature and estimated cost of the likely remedy. Based on its review, the Company has accrued its estimate of its liability to remediate these sites at $21,535. If it is determined that more expensive remediation approaches may be required in the future, the Company could incur additional obligations which could be material but cannot be estimated.

     The liabilities discussed above are disclosed in the Consolidated Balance Sheets as follows:

    Accrued liabilities.........................................    $ 3,065
    Other liabilities...........................................     78,555
                                                                    -------
                                                                    $81,620
                                                                    =======

(b) In October 1999, Exxon Corporation ("Exxon") commenced an action in the District Court, Harris County, Texas against International Catalyst, Inc. ("INCAT"), an indirect wholly owned subsidiary of PSC, for damages of approximately $32,100 arising from certain work conducted by INCAT at Exxon's Baytown, Texas chemical plant. Exxon alleges that INCAT was responsible for the purchase and installation in 1996 of improper gasket materials in the internal bed piping flange joints of the Baytown plant which caused damages to the facility and consequential losses arising from the shutdown of the plant while repairs were made. The Company has conducted a review of the allegations and determined that it is not feasible to predict or determine the final outcome of the proceedings. The Company intends to vigorously defend the action and believes that it may have insurance coverage for any damages resulting from the action. There can be no assurance, though, that the outcome of the action will not have a material adverse effect upon the financial condition or results of operations of the Company.

(c) On April 14, 2000, Maxus Energy Corporation et al. ("Maxus") commenced an action in the United States District Court for Northern District of Ohio against various parties including a subsidiary of PSC. The action is brought under the Comprehensive Environmental Response, Compensation and Liability Act for the recovery of costs incurred and to be incurred in responding to the releases and threatened releases of hazardous substances at the Diamond Shamrock Painesville Works site located in Painesville, Ohio. The site is approximately 1100 acres in size and has been used for various purposes since 1912. The plaintiffs allege that they have incurred more than $19,500 in response costs in connection with the site. Since July of 1996, a subsidiary of PSC has operated a secondary aluminum smelter on approximately 24

                          PHILIP SERVICES CORPORATION

(17) CONTINGENCIES (dollars in thousands) (continued) acres of property within the site. The Company has conducted a preliminary review of the claims made in the action and determined that it is not feasible to predict or determine the final outcome of the proceedings. The Company intends to vigorously defend the action but there can be no assurance that the outcome of the claim will not have a material adverse effect upon the financial condition or results of operation of the Company.

(d) The Company is a defendant in lawsuits for which the Company has insurance coverage. Each of these suits is, in the event of an adverse verdict, subject to a deductible. Although the Company does not believe that the uninsured liability from any of these suits would be material, it is not possible to predict the effect of the cumulative deductibles. The Company is named as a defendant in a number of other lawsuits which have arisen in the ordinary course of its business. The Company believes that except as otherwise reported herein, neither the insured litigation nor the other litigation is likely to have a material adverse effect on its business or financial condition and therefore, has made no provision in these financial statements for the potential liability, if any.

                          PHILIP SERVICES CORPORATION

PART 1, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     On June 25, 1999, Oldco and substantially all of its wholly owned subsidiaries located in the United States (the "U.S. Debtors"), filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware (the "U.S. Court"). Oldco and substantially all of its wholly owned subsidiaries located in Canada (the "Canadian Debtors") commenced proceedings under the Companies' Creditors Arrangements Act in Canada in the Ontario Superior Court of Justice (the "Canadian Court") on the same date.

     On July 12, 1999, the U.S. Debtors filed a Joint Plan of Reorganization (the "U.S. Plan") with the U.S. Court and on July 15, 1999, the Canadian Debtors filed a Plan of Compromise and Arrangement (the "Canadian Plan") with the Canadian Court. In August 1999, a number of motions were brought before the Canadian Court challenging the fairness of the Canadian Plan. As a result, Oldco filed an amended plan in the U.S. Court on September 21, 1999 (the "Amended U.S. Plan") and an amended plan in the Canadian Court on September 24, 1999 (the "Amended Canadian Plan"). On November 2, 1999, Oldco filed a Supplement to the Amended Canadian Plan (the "Canadian Plan Supplement"). The Canadian Plan Supplement amended and restated the Amended Canadian Plan and provided that substantially all of the assets of the Canadian Debtors be transferred to new companies that, on the implementation of the Amended U.S. Plan became wholly owned subsidiaries of PSC. All the shares held by Oldco in PSC were cancelled under the Amended U.S. Plan. On November 5, 1999, Oldco's lenders voted to approve the Canadian Plan Supplement. On November 26, 1999, a hearing was held in the Canadian Court at which the Canadian Plan Supplement was sanctioned. On November 30, 1999, the Amended U.S. Plan was confirmed in the U.S. Court. On March 8, 2000, the Canadian Plan Supplement was amended to permit the sale of the UK Metals business and to address certain tax restructuring issues. On March 20, 2000, a similar amendment was made by the U.S. Court with respect to the Amended U.S. Plan. The Amended U.S. Plan and the Canadian Plan Supplement (collectively the "Plan") became effective on April 7, 2000. Under the Plan, PSC emerged from bankruptcy protection as a new public entity.

     Under the Plan, syndicate debt of Oldco of $1 billion has been converted into $250 million of senior secured debt, $100 million of convertible secured payment-in-kind debt and 91% of the common shares of PSC. The secured payment-in-kind debt is convertible into 25% of the common shares of PSC on a fully diluted basis as of the Plan effective date. The Plan also provided for the conversion of certain specified impaired unsecured claims, into $60 million of unsecured payment-in-kind notes and 5% of the common shares of PSC as of the Plan effective date. The Plan allowed certain holders of the unsecured claims to receive $1.50 in face amount of unsecured convertible notes in exchange for every $1.00 in unsecured payment-in-kind notes that such holder would have received under the Plan. The aggregate amount of unsecured convertible notes issued was $16 million. PSC also issued 1.5% of its common shares to Canadian and U.S. class action plaintiffs to settle all class action claims. Other potential equity claimants received 0.5% of the common shares of PSC and the shareholders of Oldco received 2% of the common shares of PSC.

INTRODUCTION

     The Company is a supplier of industrial outsourcing, by-product management and metals recovery services. The Company has over 250 operating facilities and over 12,000 employees that service industrial and commercial clients throughout North America. Approximately 85% of the Company's revenue is generated in the U.S. with the balance generated in Canada and Europe.

     The Company's business is organized into four operating divisions:
Industrial Outsourcing Services, By-Product Management, Specialty Businesses and Metals Services.

     Industrial Outsourcing Services includes the operations that perform cleaning and maintenance, mechanical, turnaround and outage services, remediation, paint overspray recovery and refractory services. By-Products Management includes hazardous and non-hazardous waste collection, transportation, processing, disposal and related field services. Specialty Businesses perform analytical services, container and tank cleaning services, demolition and decommissioning and electrical contracting and process instrumentation.

     Metals Services has three primary businesses: ferrous scrap, commercial and mill services. The ferrous scrap operations collect and process scrap for shipment to steel mills. The commercial business provides brokerage services for scrap material and primary metals. Mill services provide on-site mill services including the sale of secondary materials.

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

     The Company's operating expenses include direct labor, indirect labor, payroll-related taxes, benefits, fuel, maintenance and repairs of equipment and facilities, depreciation, property taxes, and accrual for future closure and remediation costs. Selling, general and administrative expenses include management salaries, clerical and administrative costs, professional fees, facility rentals and insurance costs, as well as costs related to the Company's marketing and sales force. Professional fees related to restructuring of the Predecessor Company incurred prior to the filing were included in selling, general and administrative expenses in 1999.

DISCONTINUED OPERATIONS AND DIVESTITURES

     On April 7, 2000, Oldco sold its metals recycling and mill services business in the United Kingdom for net proceeds of $47.7 million. The business, whose results are included in Metals Services, generated annual revenue of $81.2 million and income from operations of $3.5 million in 1999.

     In June 1999, Oldco sold its Birmingham, Alabama based civil construction and maintenance business for $23.1 million resulting in a gain on sale of $1.0 million. The business, whose results are included in Industrial Outsourcing Services, generated annual revenue of $70 million and income from operations of $4.5 million in 1998.

     On May 18, 1999, Oldco sold its investment in Philip Utilities Management Corp. ("PUMC") for cash proceeds of $70.1 million resulting in a gain of $39.1 million. The operations of PUMC have been treated as discontinued operations.

RESULTS OF OPERATIONS

     To facilitate a meaningful comparison of the Company's quarterly and year-to-date operating performance in fiscal 2000, the following discussion of results of operations compares the combined consolidated financial results for the nine months ended September 30, 2000, which represents the consolidated financial results for the Predecessor Company for the three months ended March 31, 2000 and the consolidated results for the Company for the six months ended September 30, 2000, with the Predecessor Company's results of operation for the nine months ended September 30, 1999. Consequently, the current year's information presented below does not comply with AICPA's Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code", which calls for separate reporting for the Company and the Predecessor Company.

     The following table presents, for the periods indicated, the results of operations and the percentage relationships which the various items in the Consolidated Statements of Earnings bear to the consolidated revenue from continuing operations.

                                                              PREDECESSOR                            PREDECESSOR
                                                                COMPANY                                COMPANY
                                                             --------------                        ----------------
                                            THREE MONTHS      THREE MONTHS       NINE MONTHS         NINE MONTHS
                                               ENDED             ENDED              ENDED               ENDED
                                           SEPTEMBER 30,     SEPTEMBER 30,      SEPTEMBER 30,       SEPTEMBER 30,
                                                2000              1999               2000                1999
                                           --------------    --------------    ----------------    ----------------
                                                                         ($ MILLIONS)
Revenue..................................  $359.3    100%    $383.4    100%    $1,274.1    100%    $1,196.0    100%
Operating expenses.......................   316.4     88%     350.3     91%     1,116.5     88%     1,065.8     89%
Selling, general and administrative
  costs..................................    33.3     10%      36.2     10%       108.5      8%       136.2     11%
Depreciation and amortization............    11.2      3%      13.2      3%        34.8      3%        41.7      4%
                                           ------    ----    ------    ----    --------    ----    --------    ----
Income (loss) from operations............    (1.6)    (1%)    (16.3)    (4%)       14.3      1%       (47.7)    (4%)
Interest expense.........................     9.8      3%       0.6      --        20.1      1%        52.5      4%
Other income and expense -- net..........    (2.4)    (1%)     (2.0)     --       (13.0)    (1%)       (3.4)     --
                                           ------    ----    ------    ----    --------    ----    --------    ----
Earnings (loss) from continuing
  operations before tax and
  reorganization costs...................    (9.0)    (3%)    (14.9)    (4%)        7.2      1%       (96.8)    (8%)
Reorganization costs.....................      --      --      64.0     17%        20.6      2%        78.4      7%
Income taxes.............................     1.5      --       1.2      --         3.0      --         5.6      --
                                           ------    ----    ------    ----    --------    ----    --------    ----
Loss from continuing operations..........   (10.5)    (3%)    (80.1)   (21%)      (16.4)    (1%)     (180.8)   (15%)
Cumulative effect of change in accounting
  principle..............................      --      --        --      --          --      --        (1.5)     --
Discontinued operations (net of tax).....    (1.1)     --      (3.1)    (1%)        0.4      --        34.7      3%
                                           ------    ----    ------    ----    --------    ----    --------    ----
Net loss.................................  $(11.6)    (3%)   $(83.2)   (22%)   $  (16.0)    (1%)   $ (147.6)   (12%)
                                           ======    ====    ======    ====    ========    ====    ========    ====

EARNINGS FROM CONTINUING OPERATIONS

     For the three months ended September 30, 2000, the Company incurred a loss from continuing operations of $10.5 million. This compares to a loss from continuing operations of $80.1 million for the three months ended September 30, 1999. For the nine months ended September 30, 2000 on a combined basis, the Company had a loss from continuing operations of $16.4 million, compared to a loss from continuing operations of $180.8 million for the nine months ended September 30, 1999.

OPERATING RESULTS

     The operating results (excluding shared services and eliminations) for the Company and Predecessor Company are:

                                                                                             PREDECESSOR COMPANY
                                                                              -------------------------------------------------
                                THREE MONTHS ENDED SEPTEMBER 30, 2000               THREE MONTHS ENDED SEPTEMBER 30, 1999
                          -------------------------------------------------   -------------------------------------------------
                          INDUSTRIAL                                          INDUSTRIAL
                          OUTSOURCING   BY-PRODUCTS   SPECIALTY     METALS    OUTSOURCING   BY-PRODUCTS   SPECIALTY     METALS
                           SERVICES     MANAGEMENT    BUSINESSES   SERVICES    SERVICES     MANAGEMENT    BUSINESSES   SERVICES
                          -----------   -----------   ----------   --------   -----------   -----------   ----------   --------
                                            ($ MILLIONS)                                        ($ MILLIONS)
Revenue.................    $122.7        $ 54.9        $ 45.0      $136.7      $124.8        $ 47.9        $ 40.9      $169.8
Income (loss) from
  operations............       2.3           1.9           5.6         2.5        (7.3)          1.2           3.4         2.4

                                                                                             PREDECESSOR COMPANY
                                                                              -------------------------------------------------
                                NINE MONTHS ENDED SEPTEMBER 30, 2000                NINE MONTHS ENDED SEPTEMBER 30, 1999
                          -------------------------------------------------   -------------------------------------------------
                          INDUSTRIAL                                          INDUSTRIAL
                          OUTSOURCING   BY-PRODUCTS   SPECIALTY     METALS    OUTSOURCING   BY-PRODUCTS   SPECIALTY     METALS
                           SERVICES     MANAGEMENT    BUSINESSES   SERVICES    SERVICES     MANAGEMENT    BUSINESSES   SERVICES
                          -----------   -----------   ----------   --------   -----------   -----------   ----------   --------
                                            ($ MILLIONS)                                        ($ MILLIONS)
Revenue.................    $446.6        $154.7        $138.4      $534.5      $460.0        $138.5        $112.7      $484.7
Income (loss) from
  operations............      19.0           3.2          18.2        14.0        (3.3)          0.8           9.1         1.4

INDUSTRIAL OUTSOURCING SERVICES

     Revenue for Industrial Outsourcing Services for the nine months ended September 30, 2000 decreased by $13.4 million compared with the same period in 1999. This decrease was due in part to the sale in June of 1999 of Oldco's civil construction and maintenance business, which generated $20.7 million of revenue in the nine months ended September 30, 1999. As well, the Company has closed certain unprofitable locations in Europe and the United States, which generated $26 million of revenue in the nine months ended September 30, 1999. Excluding the effect of the businesses sold or closed, revenue for the nine months ended September 30, 2000 showed an increase of $33 million compared with the same period in 1999. For the three months ended September 30, 2000, revenue was consistent with the prior year at $122.7 million. Excluding the effect of businesses closed, revenue for the three months ended September 30, 2000, increased by $7 million or 6%.

     Income from operations as a percentage of revenue was 2% and 4% for Industrial Outsourcing Services for the three and nine month periods ended September 30, 2000 compared with (6%) and (1%) for the three and nine month periods ended September 30, 1999, respectively. An increase in higher margin critical path services, including refinery turnarounds and utility outage services, contributed to the improvement in income from operations. Cost reduction measures, the closure of unprofitable locations and the consolidation of low margin businesses also contributed to the improvement in performance. During 1999, the Predecessor Company was operating in an environment of financial instability which resulted in difficult market conditions and competitive pressures on pricing. The 1999 results were also impacted by Year 2000 costs and employee benefit adjustments of $2.3 million and $6.7 million for the three and nine months ended September 30. Improvements in the market conditions in the petroleum refining sector in the year 2000 due to increased crude oil prices have also contributed to improved operating results.

BY-PRODUCTS MANAGEMENT

     Revenue increased by $7.0 million or 15% and by $16.2 million or 12% in the three and nine month periods ended September 30, 2000, respectively, compared with the same periods in 1999. The Company believes that the revenue improvement is due to improvements in the market conditions due to competitors' financial difficulties and the fact that in 1999 many customers were aware of the Predecessor Company's anticipated reorganization filings and were, therefore, reluctant to enter into service agreements until the financial uncertainty was resolved.

     Income from operations as a percentage of revenue was 3.5% and 2.1% for the three and nine months ended September 30, 2000, respectively, compared to 2.5% and 1% in the same periods of 1999. The increase is due to increased revenue and improved asset utilization, as well as continuing consolidation and cost reduction initiatives. This improvement was substantially greater than appears as the business unit also absorbed approximately $2 million in overhead costs in the third quarter of 2000, or $6 million year to date, that had been allocated to other business units in 1999. Due to the seasonal nature of this business, the Company expects that revenue and profitability will be reduced in the fourth quarter of 2000.

SPECIALTY BUSINESSES

     Revenue and income from operations for the three and nine month periods ended September 30, 2000 for Specialty Businesses increased compared to the same period of 1999 due to a large contract in the electrical installation operations. The large contract, which has been ongoing since the fall of 1999, was substantially completed during the third quarter of 2000. Accordingly, revenue and profitability for this division are expected to decline in the fourth quarter of 2000.

METALS SERVICES

     Revenue for Metals Services operations for the nine months ended September 30, 2000 increased by $50 million compared with the same period in 1999, as ferrous scrap prices were approximately 15% higher in the first half of 2000 when compared to 1999. Volumes were also higher in 2000 than in the prior year as the operations were adversely impacted in 1999 by the negative financial situation of the Predecessor Company. In the three months ended September 30, 2000, ferrous scrap prices declined and were approximately 10% less than the prices in the same period of the prior year, which contributed to lower revenue. Also contributing to the decrease in revenue were a weak export market, an oversupply of industrial scrap, a strong availability of scrap alternatives and high scrap inventories at domestic mills.

     Income from operations as a percentage of revenue was 2% and 3% for the three and nine month period ended September 30, 2000 compared with 1% and 0.3% for the three and nine month period ended September 30, 1999. The increase in income from operations was due to inventory control, consolidation and cost reduction efforts. While the rate of decline in ferrous scrap prices has subsided compared to the first six months of 2000, the Company believes prices may continue to erode further in the fourth quarter of 2000.

SELLING, GENERAL AND ADMINISTRATIVE COSTS

     Selling, general and administrative costs for the three and nine months ended September 30, 2000 were $33.3 million and $108.5 million respectively, which included Shared Services costs of $8.8 million and $28.5 million, respectively. This compared to selling, general and administrative costs of $36.2 million and $136.2 million for the three and nine months ended September 30, 1999, which included Shared Services costs of $10.6 million and $49.7 million, respectively. The Company reduced its selling, general and administrative costs by $2.9 million or 8% in the third quarter of 2000 compared to the same period last year, the result of ongoing overhead cost reduction efforts.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization of fixed assets for the three and nine months ended September 30, 2000 was $11.2 million and $34.8 million respectively, representing a decrease of $2 million or 15% and $6.9 million or 17% over the same periods in 1999. This decrease was due to the write-offs of fixed assets during 1999 as part of the Predecessor Company's reorganization and reduced capital expenditures during 1999 and 2000.

INTEREST EXPENSE

     Interest expense for the three and nine months ended September 30, 2000 was $9.8 million and $20.1 million, respectively. Interest expense was higher in the three months ended September 30, 2000, but lower in the nine months ended September 30, 2000 compared to 1999. Interest ceased to accrue on the Syndicate Debt of Oldco at the date of the filing of the petition for reorganization and even though Oldco suspended payments of interest under the Syndicate Debt in November 1998, all amounts owing were expensed, although not paid, and included in the balance of the syndicate debt loan up to the date of the filings of June 25, 1999.

OTHER INCOME AND EXPENSE -- NET

     Other income and expense -- net for the nine months ended September 30, 2000 consists of gains on sale of assets of $7.8 million, and interest and equity income on investments. Other income and expense -- net for the nine months ended September 30, 1999 consists of interest and equity income.

INCOME TAXES

     In assessing the value of the deferred tax assets, management considers whether it is more likely than not that all of the deferred tax assets will be realized. Projected future income tax planning strategies and the expected reversal of deferred tax liabilities are considered in making this assessment. Based on the level of historical taxable income, projections for future taxable income and subject to the limitation on the utilization of net operating loss carryforwards and excess interest deduction carryforwards, the Company has determined that it is more likely than not that the Company will not realize the benefits of the deferred tax assets at September 30, 2000. The Company has recorded a valuation allowance of $130.7 million at September 30, 2000.

     Certain future events may result in such deferred tax assets being utilized in the Company's future income tax returns, which the Company will record as a reduction in the valuation allowance and, in accordance with the principles of fresh start reporting, a credit to additional paid-in capital.

FINANCIAL CONDITION

LIQUIDITY AND CREDIT FACILITY

     At September 30, 2000, the Company's working capital was $211.3 million representing a decrease of $57.4 million over the fresh start balance sheet at March 31, 2000. This decrease is largely attributable to the fact that the Company used $49 million of restricted cash it had at March 31, 2000, to pay down its term debt.

     For the six months ended September 30, 2000, the Company reported cash provided by continuing operating activities of $100.6 million. On April 7, 2000, Oldco sold its metals recycling and mill services business in the UK for net proceeds of $47.7 million. As a result of the reorganization, this amount was reported as a receivable in the fresh start balance sheet in other current assets. Included in the cash provided from operating activities is the receipt of proceeds of $45 million from the sale of the UK metals business and $21 million of restricted cash released to the Company in April 2000. Excluding the effects of these two items, cash provided by operating activities for the nine months ended September 30, 2000 was $27 million compared to cash used by operating activities of $11 million in the nine months ended September 30, 1999. This improvement is due to an improvement in cash collection activities and improved earnings.

     As of March 31, 2000, the Company entered into a $335.8 million term credit agreement with a syndicate of international lenders. Concurrently, the Company entered into a revolving credit agreement which provides for a revolving line of credit, subject to a borrowing base formula calculated on accounts receivable, of up to $175 million. The term credit agreement and the revolving credit agreement are guaranteed jointly and severally by PSC and substantially all of its direct and indirect wholly owned subsidiaries and are collateralized by security interests in the assets of PSC and substantially all of the direct and indirect wholly owned subsidiaries and a pledge of the securities of substantially all of its direct and indirect wholly owned subsidiaries. At September 30, 2000 the Company had undrawn capacity under the revolving credit agreement of approximately $99.3 million net of letters of credit of approximately $75.7 million.

     The Company believes that over the next twelve months cash generated from operations and the proceeds from the sale of operations together with amounts available under the exit facility will be adequate to meet its capital expenditures and working capital needs, although no assurance can be given in this regard.

CAPITAL EXPENDITURES

     Capital expenditures for continuing operations were $34.6 million for the nine month period ending September 30, 2000 compared to $21.7 million for the same period in 1999. Cash conservation measures by the Company reduced the amount of capital expenditures for the first nine months of 1999.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize these items as assets or liabilities in the statement of financial position and measure them at fair value. Changes in fair value of the derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction, and, if it is, the type of hedge transaction. In June 1999, FASB issued SFAS No. 137 to defer the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. Adoption of the standard had no effect on the Company's financial position as the Company had no derivative instruments or hedging activities.

FORWARD-LOOKING STATEMENTS

     This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the results of operations and businesses of the Company. When used in this document, the words "anticipate," "believe" "estimate" and "expect" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Many factors could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements, including, among others: (1) outcome of legal proceedings may have a material adverse effect on results of operations; (2) risks associated with acquisitions including potential future liabilities; (3) heightened competition, including the intensification of price competition and the entry of new competitors; (4) decreased dependence on outsourcing and vendor reduction trends; (5) environmental and regulatory risks; (6) closure costs for the Company's operating sites that exceed accrued amounts; (7) loss of key employees; (8) commodity price and credit risks; (9) failure to obtain new customers or retain existing customers; (10) general economic and business conditions in the U.S. or elsewhere which are less favorable than expected; and
(11) unanticipated changes in industry trends.

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

FOREIGN CURRENCY RATE RISK

     The revenue and expenses of the Company's Canadian and European subsidiaries are generally denominated using the local currency. The functional currency of these subsidiaries is the local currency and, therefore, foreign currency translation adjustments made on consolidation are reflected as a component of shareholders' equity (deficit) as stated in the Company's accounting policies. Changes in the foreign exchange rates compared to the United States dollar can have an effect on the Company's revenue and profitability. The sensitivity of the earnings (loss) from continuing operations before tax to the changing foreign currency rates based on the operating results from foreign subsidiaries for the third quarter of 2000 is estimated to be immaterial.

INTEREST RATE RISK

     Substantially all of the Company's long-term debt at September 30, 2000 bears interest at a fixed rate. Borrowings under the exit facility bear interest at a floating rate determined based on the Wells Fargo Bank prime rate. At September 30, 2000, the Company had not borrowed under the exit facility, although letters of credit outstanding have been charged against the Company's borrowing capacity under the exit facility. Therefore, the Company's exposure to interest rate risk is immaterial.

COMMODITY PRICE RISK

     Prices in the Metals Services group are set and adjusted monthly by the major steel producers. The price of ferrous scrap is a significant factor influencing the profitability of the Metals Services group. During 2000, the Company's average selling price of ferrous scrap has decreased to $97 per ton from $134 per ton in the first quarter of 2000. The Company manages its commodity price risk by acquiring ferrous metal scrap as it is needed for its customers which allows the Company to turn its inventory approximately every 30 days. Based on the inventory levels of the Metals Services Group as at December 31, 1999 a 10% change in the price of ferrous scrap during a 30 day period is estimated to change the Company's earnings (loss) from continuing operations before tax by approximately $1.0 million.

                          PHILIP SERVICES CORPORATION

PART II -- OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

(A) GENERAL

     (i) In October 1999, Exxon Corporation ("Exxon") commenced an action in the District Court, Harris County, Texas against International Catalyst, Inc. ("INCAT"), an indirect wholly owned subsidiary of PSC, for damages of $32.1 million arising from certain work conducted by INCAT at Exxon's Baytown, Texas chemical plant. Exxon alleges that INCAT was responsible for the purchase and installation in 1996 of improper gasket materials in the internal bed piping flange joints of the Baytown plant which caused damages to the facility and consequential losses arising from the shutdown of the plant while repairs were made. The Company has conducted a review of the allegations and determined that it is not feasible to predict or determine the final outcome of the proceedings. The Company intends to vigorously defend the action and believes that it may have insurance coverage for any damages resulting from the action. There can be no assurance, though, that the outcome of the action will not have a material adverse effect upon the financial condition or results of operations of the Company.

     (ii) On April 14, 2000, Maxus Energy Corporation et al ("Maxus") commenced an action in the United States District Court for Northern District of Ohio against various parties including a subsidiary of PSC. The action is brought under the Comprehensive Environmental Response, Compensation and Liability Act for the recovery of costs incurred and to be incurred in responding to the releases and threatened releases of hazardous substances at the Diamond Shamrock Painesville Works site located in Painesville, Ohio. The site is approximately 1100 acres in size and has been used for various purposes since 1912. The plaintiffs alleged that they have incurred more than $19.5 million in response costs in connection with the site. Since July of 1996, a subsidiary of PSC has operated a secondary aluminum smelter on approximately 24 acres of property within the site. The Company has conducted a preliminary review of the claims made in the action and determined that it is not feasible to predict or determine the final outcome of the proceedings. The Company intends to vigorously defend the action but there can be no assurance that the outcome of the action will not have a material adverse effect upon the financial condition or results of operations of the Company.

(B) REGULATORY

     (i) In January 1997, the State of Missouri brought an enforcement action against Solvent Recovery Company ("SRC"), an indirect wholly owned subsidiary of PSC, in state court alleging numerous violations of hazardous waste regulations at SRC's Kansas City, Missouri facility. Included were allegations that alterations or additions to the facility's operations had been implemented without required modification of the facility's hazardous waste permit as well as allegations of numerous deficiencies under regulations and SRC's permit in the accumulation, record keeping, inspection, labelling, transportation and handling of such waste. SRC and the State of Missouri have agreed upon a payment of $225,000 to be made in two installments and a payment of approximately $125,000 which payment is suspended and will be waived if the facility remains in compliance with applicable federal and state environmental standards for three years.

     (ii) The New York Attorney General's office conducted a criminal investigation into the environmental practices of Philip Metals Recovery (USA), Inc. ("PMR"), an indirect wholly owned subsidiary of PSC. The Attorney General alleges that PMR improperly disposed of lead-contaminated floor sweepings, improperly handled lead sludges and improperly discharged lead contaminated waste water at a recycling facility it once operated in Orangeburg, New York. Although the Company disputes certain of the allegations of the Attorney General, the Company has agreed to settle the matter. The Company will plead guilty to, a misdemeanor and will pay a fine and conduct supplementary environmental projects, the scope and nature of which will be determined in cooperation with the Attorney General, at an aggregate cost of $1 million. This cost was recorded in the results from discontinued operations in the Statement of Earnings for the three months ended September 30, 2000.

     In addition to the matters reported herein, from time to time PSC and its subsidiaries become aware of compliance matters relating to, or receive notices from federal, state or local governmental entities of alleged violations of, environmental, health and/or safety laws and regulations pertaining to, among other things, the disposal or discharge of chemical substances (including hazardous wastes). In some instances, these matters may become the subject of administrative proceedings or lawsuits and may involve monetary sanctions of $100,000 or more (exclusive of interest and costs).

     Moreover, PSC and its subsidiaries are involved in a number of other lawsuits, all of which have arisen in the ordinary course of the Company's business.

     The Company is unable to predict the outcome of the foregoing matters, but does not believe that the ultimate resolution of such matters will have a material adverse effect on the consolidated financial statements of the Company.

ITEM 2:  CHANGES IN SECURITIES

     None.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the third quarter of the fiscal year ending December 31, 2000.

ITEM 5:  OTHER INFORMATION

     None.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

EXHIBIT
NUMBER                                      DESCRIPTION
-------                                     -----------
  27                                  Financial Data Schedule

(B) REPORTS ON FORM 8-K

     Form 8-K dated July 20, 2000, presenting the annual consolidated financial statements for Philip Services Corp. (Predecessor Company) for the fiscal year ended December 31, 1999 (unaudited).

     Form 8-K dated July 20, 2000, presenting the consolidated financial statements for Philip Services Corp. (Predecessor Company) for the quarter ended March 31, 2000 (unaudited).

     Form 8-K dated July 20, 2000, presenting the fresh start consolidated balance sheet of the Company at March 31, 2000 (audited).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Philip Services Corporation, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHILIP SERVICES CORPORATION

                                         By: /s/ PHILLIP C. WIDMAN
                                         ----------------------------
                                         Phillip C. Widman
                                         Executive Vice President and
                                         Chief Financial Officer

Dated: November 14, 2000

                                  EXHIBIT INDEX

Exhibit No.       Description
-----------       -----------
27                 Financial Data Schedule