Form 10-K405
period 2000-12-31
PHILIP SERVICES CORP/DE
filed 2001-03-29
CIK 1095701

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2000
                         Commission file number 0-20854

                             ---------------------

                          PHILIP SERVICES CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                   DELAWARE                                      98-131394
(State or Other Jurisdiction of Incorporation     (I.R.S. Employer Identification Number)
               or Organization)
   9700 HIGGINS ROAD, SUITE 750, ROSEMONT,                         60018
                   ILLINOIS                                      (Zip Code)
   (Address of Principal Executive Offices)

                                 (847) 685-9752
              (Registrant's Telephone Number, Including Area Code)
          Securities registered pursuant to Section 12(b) of the Act:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
---------------------------------------------- ----------------------------------------------
        Common Stock, $0.01 par value                      Nasdaq National Market
                                                           Toronto Stock Exchange

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of shares of common stock on the Nasdaq Stock Market on March 26, 2001 was approximately $42,575,092 (assumes officers, directors and all stockholders beneficially owning 5% or more of the outstanding shares of Common Stock are affiliates).

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X]. No [ ].

     The number of shares of common stock of the Registrant outstanding on March 27, 2001 was 24,041,946.

                      DOCUMENTS INCORPORATED BY REFERENCE
  PART III: INCORPORATES CERTAIN INFORMATION BY REFERENCE TO THE REGISTRANT'S DEFINITIVE PROXY STATEMENT TO BE FILED WITH RESPECT TO THE ANNUAL MEETING OF
                     STOCKHOLDERS TO BE HELD ON MAY 9, 2001
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX
                                  TO FORM 10-K

10-K PART AND ITEM NO.                                                  PAGE NO.
----------------------                                                  --------
                                     PART I
Item 1.    Business....................................................        1
Item 2.    Properties..................................................       12
Item 3.    Legal Proceedings...........................................       13
Item 4.    Submission of Matters to a Vote of Security Holders.........       15

                                    PART II
Item 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters.......................................       16
Item 6.    Selected Financial Data.....................................       16
Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................       18
Item 7A.   Quantitative and Qualitative Disclosures About Market
             Risk......................................................       36
Item 8.    Financial Statements and Supplementary Data.................       37
Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure..................................       69

                                    PART III
Item 10.   Directors and Executive Officers of the Registrant..........       69
Item 11.   Executive Compensation......................................       69
Item 12.   Security Ownership of Certain Beneficial Owners and
             Management................................................       69
Item 13.   Certain Relationships and Related Transactions..............       69

                                    PART IV
Item 14.   Exhibits, Financial Statements Schedules and Reports on Form
             8-K.......................................................       69

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this document, the words "anticipate," "believe," "estimate," "expect" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Many factors could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements, including, among others, the risks discussed in
Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and risks discussed from time to time in the Company's filings with the Securities and Exchange Commission and other regulatory authorities. Should one or more of these risks or uncertainties materialize, or should assumptions underlying the forward-looking statements prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. The Company does not assume any obligation to update these forward-looking statements.

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     Philip Services Corporation (together with its subsidiaries, "PSC" or the "Company") is an industrial and metals services company operating in three segments: (i) Industrial Outsourcing Group; (ii) By-Products Services Group; and
(iii) Metals Services Group. PSC employs approximately 11,400 people at over 200 locations across North America. The Company's operations are based primarily in the United States.

     The Industrial Outsourcing Group provides industrial cleaning and maintenance, mechanical services, piping and fabrication services, turnaround and outage services, electrical contracting and instrumentation, decommissioning and remediation services and paint booth cleaning and overspray recovery services primarily to the refining, petrochemical, utilities, oil and gas, pulp and paper, automotive and transportation industries. The By-Products Services Group provides industrial by-product collection, recycling, processing and disposal as well as analytical services, container and tank cleaning and emergency response services primarily to the automotive, chemical, paint and coatings, transportation, and aerospace industries, as well as to municipalities and consulting and engineering firms. The Metals Services Group provides ferrous and non-ferrous scrap collection and processing services, brokerage and transportation services and on-site mill services, primarily to the steel, foundry, manufacturing and automotive industries.

     The Company was originally incorporated in Delaware on July 10, 1991 under the name Philip Environmental (Delaware), Inc. The Company's principal executive offices are at 9700 Higgins Road, Rosemont, Illinois 60018, and its telephone number is 847-685-9752.

INFORMATION REGARDING OLDCO

     This Form 10-K contains information relating to Philip Services Corporation and its subsidiaries, which has been prepared by management, and information relating to Philip Services Corp. ("Oldco"), an Ontario company, and its subsidiaries (Oldco and its subsidiaries being referred to collectively as the "Predecessor Company"), which has been compiled by management of PSC. On April 7, 2000, Oldco and certain of its Canadian subsidiaries transferred substantially all of their assets and liabilities (except for liabilities subject to compromise) to the Company at fair value. The liabilities subject to compromise of $726.5 million were retained by Oldco and certain of its Canadian subsidiaries. As a result, Oldco remains insolvent. For financial reporting purposes, the effective date of the reorganization was March 31, 2000. Management of PSC has determined that certain consolidated financial and other information concerning the Predecessor Company may be of limited interest to the stockholders of the Company and has therefore included such information in this document. The consolidated financial information concerning the Predecessor Company does not reflect the effects of the application of fresh start reporting and is unaudited. Readers should, therefore, review this material with caution and not rely on the information concerning the Predecessor Company as being indicative of future results for the Company or providing an accurate comparison of financial performance.

     On June 25, 1999, Oldco and substantially all of its wholly owned subsidiaries located in the United States (the "U.S. Debtors"), filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware (the "U.S. Court"). Oldco and substantially all of its wholly owned subsidiaries located in Canada (the "Canadian Debtors") commenced proceedings under the Companies' Creditors Arrangements Act in Canada in the Ontario Superior Court of Justice (the "Canadian Court") on the same date.

     On November 26, 1999, the Canadian Court sanctioned the Plan of Compromise and Arrangement (as amended, restated and supplemented, the "Canadian Plan"), and on November 30, 1999, the U.S. Court confirmed the Joint Plan of Reorganization (as amended, the "U.S. Plan"). The Canadian Plan and the U.S. Plan were further amended during March 2000 (collectively, the "Plan") and became effective, as amended, on April 7, 2000. Under the Plan, the Company emerged from bankruptcy protection as a new public entity.

     Under the Plan, members of Oldco's secured credit facility received $250 million of senior secured term debt, $100 million of convertible secured payment-in-kind debt and 91% of the shares of common stock of the Company. The senior secured term debt was reduced to $235.8 million on plan implementation due to repayment of $14.2 million from proceeds of asset sales. The secured payment-in-kind debt is convertible into 25% of the shares of common stock of the Company, calculated on a fully diluted basis, as of the effective date of the Plan. The Plan also provided for the conversion of certain specified impaired unsecured claims into $60 million of unsecured payment-in-kind notes and 5% of the shares of common stock of the Company as of the effective date of the Plan. The Plan allowed certain holders of unsecured claims to receive $1.50 in face amount of unsecured convertible notes in exchange for every $1.00 in unsecured payment-in-kind notes that such holder would have received under the Plan. The aggregate amount of unsecured convertible notes issued was not to exceed $18 million. The Company also issued 1.5% of its shares of common stock to Canadian and U.S. class action plaintiffs to settle all class action claims. Other potential equity claimants received 0.5% of the shares of common stock of the Company and the stockholders of Oldco received 2% of the shares of common stock of the Company.

     The Company has adopted fresh start reporting in accordance with the AICPA's Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." For financial reporting purposes, the effective date of the Plan was considered to be March 31, 2000. Due to the changes in the financial structure of the Company and the application of fresh start reporting, as a result of the consummation of the Plan, the consolidated financial statements of the Company issued subsequent to Plan implementation are not comparable with the consolidated financial statements issued by the Predecessor Company prior to Plan implementation. A black line has been drawn on the accompanying consolidated financial information to separate and distinguish between the Company and Predecessor Company.

OPERATING GROUPS

     PSC has structured its businesses into operating groups based on the services provided. This segmentation allows for efficient delivery of services to its customer base.

Industrial Outsourcing Group

     The Industrial Outsourcing Group is an integrated provider of a broad range of industrial outsourcing services with approximately 110 facilities and approximately 7,600 employees. The Group has a significant presence in the heavily industrialized regions of the Gulf Coast, Northeast, Southeast and Southwest United States, and is headquartered in Sugarland, Texas. See Note 21 to the Consolidated Financial Statements, included elsewhere herein, for the revenue, income (loss) from operations and total assets of the Industrial Outsourcing Group for the fiscal years ended December 31, 2000, 1999 and 1998.

     The Industrial Outsourcing Group primarily serves the refining, petrochemical, utilities, oil and gas, pulp and paper, automotive, and transportation industries, with the heaviest market penetration in the refining, petrochemical and utilities industries. Industrial Outsourcing services include industrial cleaning and maintenance, mechanical services, piping and fabrication services, turnaround and outage services, electrical contracting and instrumentation, decommissioning and remediation services and paint booth cleaning and overspray recovery services.

     Industrial cleaning and maintenance services include hydroblasting, gritblasting, airmoving and liquid vacuum services. Hydroblasting is performed using high-pressure pumps to remove hard deposits from surfaces such as heat exchangers, boilers, aboveground storage tanks and pipelines that may be unresponsive to other conventional cleaning techniques. Gritblasting utilizes both abrasive and non-abrasive media to clean surfaces on electrostatic precipitators and boilers and to prepare metal surfaces for protective coatings and non-destructive testing. Air-moving and liquid vacuuming remove and handle industrial wastes or salvageable materials contained in clients' tanks, containers or other process configurations. Other services include decommissioning and remediation services.

     PSC's turnaround and outage services provide refineries, petrochemical facilities and power plants a single source vendor to meet their requirements for large-scale scheduled maintenance projects. PSC has the capability to conduct complex project planning and scheduling, and coordinate the extensive workforce, vendors and technologies required for the scheduled maintenance, repair or replacement of process equipment, operating machinery and piping, valves, vessels and drums. These sophisticated maintenance programs play an important role in the continuous improvement of industrial process efficiencies. While large scale maintenance projects are predominantly scheduled in the spring and fall, they are impacted by user demand in the petrochemical, refining and utilities industries, as well as by other economic factors. For this reason, large-scale maintenance projects have been rescheduled in the past, and timing can be difficult to predict with certainty. Other services provided include project management, planning and scheduling, decontamination, heat exchanger maintenance, specialty welding, explosive deslagging, chemical cleaning, catalyst maintenance, refractory and corrosion services and electrical contracting and instrumentation services. The Group employs a core labor force that is experienced and skilled as well as proprietary technologies that reduce the downtime associated with turnaround and outage projects. These technologies also reduce the safety risks associated with confined space entry, heat bundle extraction and cleaning.

     The Industrial Outsourcing Group also provides integrated paint booth management and paint overspray recovery services to automotive and parts manufacturers that use paint spray booth systems. The Company's patented Emulsion for Paint Overspray Control(TM) ("EPOC") system is installed at over 20 automotive and equipment manufacturing facilities in North America. The EPOC system improves the efficiency of the painting process and reduces costs by eliminating build up in the paint booth and decreasing paint usage. An economic slowdown in general manufacturing industries, such as automotive, will negatively impact revenue and profitability.

By-Products Services Group

     The By-Products Services Group provides industrial by-product collection, recycling, processing and disposal as well as analytical services, container and tank cleaning and emergency response services primarily to the automotive, chemical, paint and coatings, transportation, and aerospace industries, as well as to municipalities and consulting and engineering firms. The By-Products Services Group employs approximately 2,100 people at approximately 40 locations, with heavy concentration in the Northeast, Northwest, Midwest and Southeast United States and Southern Ontario, and is headquartered in Houston, Texas. See
Note 21 to the Consolidated Financial Statements, included elsewhere herein, for the revenue, income (loss) from operations and total assets of the By-Products Services Group for the fiscal years ended December 31, 2000, 1999 and 1998.

     The By-Products Services Group applies customized process technologies to recover or create useable products from liquid and solid industrial by-products (primarily hazardous and non-hazardous chemical waste) and thereby reduces the quantity of materials destined for final disposal and the cost of that disposal. The Group also processes and stabilizes wastes for end disposal at third-party sites. The Group provides these services through on-site waste management programs at the clients' facilities or through transportation and processing at one of the Company's fixed facilities. The Group also operates an engineered landfill in Stoney Creek, Ontario which is licensed to receive non-hazardous commercial and industrial wastes.

     The By-Products Services Group recovers value from organic chemical waste, including the processing of by-products into an engineered fuel or by distilling spent solvents for reuse. Engineered fuels involve the blending of liquid and solid industrial by-products into a customized fuel for use in industrial furnaces, principally cement kilns. The Group distills spent solvents through both simple and fractional methods with recovered solvents either returned to the generator or sold to the automotive aftermarket. Inorganic processing capabilities include the treatment of waste waters and cyanide residuals, and the recovery of metals from liquid wastes and sludges.

     The By-Products Services Group operates a network of environmental laboratories, primarily based in Canada, from which it provides analytical testing for its clients across North America. The Company plans to cross-sell these analytical services to the Company's waste management clients and also to more effectively utilize these services to meet the Group's internal analytical testing requirements. The Group also provides emergency response services, including containment, clean-up, and disposal of material resulting from the inadvertent release of dangerous or hazardous materials, and wastes or spills of material that are unusual to the environment in quantity or quality.

     The By-Products Services Group also provides container and tank cleaning services, specializing in tanker truck, railcar, intermediate sea containers, and tote cleaning, repair and certification. Tank cleaning involves the removal of sludge and residual products from the interior of storage tanks to allow inspection, repair and/ or product changeover. These services are either delivered on-site at the clients' locations or at one of PSC's fixed tank wash or intermodal bulk container cleaning facilities. The Company also operates wastewater treatment facilities to manage wastes generated by these operations. PSC is one of the largest independent operators of container and tank cleaning facilities in North America.

     The current economic slowdown in general manufacturing industries, such as the automotive industry, as well as high fuel and utility costs, impact revenue and profitability in the Group.

Metals Services Group

     The Metals Services Group provides ferrous and non-ferrous scrap collection and processing services, brokerage, transportation and on-site mill services, as well as end-processing and distribution. The Group is one of the largest providers of ferrous scrap processing and brokerage services in North America. The Metal Services operations are concentrated in the Southeast United States, the Ohio-Pittsburgh corridor, and the Southern Great Lakes Basin, and employs approximately 1,500 people at over 50 locations. The Group provides services to the majority of North American steel companies and is headquartered in Cleveland, Ohio. See Note 21 to the Consolidated Financial Statements, included elsewhere herein, for the revenue, income (loss) from operations and total assets of the Metals Services Group for the fiscal years ended December 31, 2000, 1999 and 1998.

     The Metals Services Group is a major processor and broker of ferrous scrap to steel mills and foundries. In 2000, the Company processed over two million tons of scrap. Ferrous scrap is generated as a by-product of automotive stamping and fabrication and is also derived from post-consumer sources such as cars and refrigerators. It is processed by baling, separation or shredding during which time the material is graded and sorted. The primary consumers of ferrous scrap are the foundry industry and steel mills, which use ferrous scrap as a primary feedstock. The Company's operations are regionally concentrated close to industrial scrap producers, other suppliers and local steel mills.

     The Metals Services Group's prices for ferrous scrap are established and adjusted based upon prices offered monthly by the major steel producers. The price of ferrous scrap is a significant factor influencing the profitability of the Group. The Group manages its commodity price risk by acquiring ferrous metal scrap as it is needed for its clients and maintaining relatively low inventories of scrap and processed metals.

     The Group also operates a large brokerage business, which involves the purchase of scrap from generators and the sale and transportation of the scrap to the Company's steel mill customers to meet their raw material requirements. In 2000, the Company brokered approximately three million tons of scrap.

     The Metals Services Group provides a broad range of services to steel mills. These services include on-site services such as scrap inventory management, pit cleaning and charge preparation, by-product management that includes slag management and oil recovery, and processing and distribution, which is comprised of a specialized galvanized steel coil distribution and slitting operation.

     The Group also collects and processes non-ferrous scrap, including copper and aluminum, for sale to industrial manufacturers. The scrap is either purchased from industrial generators or small retail accounts or recovered from the Company's ferrous scrap operations.

     PSC also provides demolition services, which involve the removal of process equipment, buildings and structures and the recovery of ferrous and non-ferrous materials for reuse.

     Weak market conditions in the steel industry as well as depressed pricing and demand for ferrous scrap continue to have a negative impact on revenue and profitability in this business. In the fourth quarter of 2000 and the first quarter of 2001, four major customers of the Group filed for protection under Chapter 11 of the

United States Bankruptcy Code. In the second half of 2000 and the first quarter of 2001, scrap prices have been severely depressed. Although the Company aggressively seeks to lower its purchase costs, margins have narrowed and brokerage volumes have declined. The Company is responding by managing its inventory, as well as reducing costs and consolidating its operations so that they operate more efficiently.

BACKLOG

     Revenue backlog for the Industrial Outsourcing Group was $63.8 million as at December 31, 2000 with all of the work anticipated to be completed in 2001. While backlog can be an indication of expected future revenues, backlog is subject to revisions from time to time due to cancellations, modifications and changes in the scope of projects or their design and construction schedules. There can be no assurance whether or when backlog will be realized as revenue. While the By-Products Services Group and the Metals Services Group have alliances with customers, they do not have contracts for committed volumes or fixed price arrangements and therefore do not have any revenue backlog.

IMPACT OF INFLATION, ECONOMIC CONDITIONS AND SEASONALITY

     All of the Company's operating groups are impacted by seasonal demands for their services. Large maintenance projects handled by the Industrial Outsourcing Group, including turnaround and outage services in the refining, petrochemical and utilities industries, are primarily scheduled in the spring and fall, which are lower demand periods in these industries. The By-Products Services Group is impacted by inclement weather during the winter months, primarily in the Northeast. The Metals Services Group is impacted by traditional steel industry shut downs in the summer months and December.

     Moreover, a general economic slowdown, as well as high fuel and utility costs, results in the Company experiencing lower levels of activity and demand for its services in all business segments. In particular, the Metals Services Group is currently negatively affected by a downturn in the automotive industry, the general slowdown of the economy, reduced steel production and soft pricing for ferrous and non-ferrous scrap.

PROPRIETARY TECHNOLOGY

     The Company possesses a body of patented and unpatented technology that it uses in its business. However, proprietary technology is not a driving force for the Company, and the Company has no research and development capability.

     The Industrial Outsourcing Group is the primary user of proprietary technologies. These include Fast Draw(R) a heat exchanger bundle extraction technology; Fast Clean(TM), a semi-robotic heat exchanger bundle cleaning process; and Life Guard(TM), a technology for decontaminating refinery towers and vessels to reduce potential health and safety impacts during cleaning and maintenance activities. PSC's EPOC(TM) paint overspray recovery system reduces paint usage and supports alternatives to the landfilling of paint sludge.

     The Metals Services Group applies processing technologies to obtain better yields from ferrous scrap, as well as produce a higher quality and higher density product to meet the melt requirements of its steel mill clients.

     Although the Company possesses patents for certain of its technologies, it relies primarily on trade secret protection and confidentiality to protect its proprietary technologies. There can be no assurance that the Company will be able to maintain the confidentiality of its technology; however, the Company does not believe the loss of any single patent or trade secret would materially affect its business.

     The following table outlines certain of the Company's proprietary technologies:

TECHNOLOGY                          APPLICATION                            INDUSTRY SERVED
----------                          -----------                            ---------------
Fast Draw(R).....................   Extraction of                          Petrochemical, hydrocarbon
                                    heat exchanger bundles                 processing

Fast Clean(TM)...................   Semi-robotic cleaning of               Petrochemical, hydrocarbon
                                    heat exchanger bundles                 processing

Life Guard(TM)...................   Decontamination of hydrocarbons        Petrochemical, hydrocarbon
                                    in refinery towers and vessels         processing
WeldSmart(TM)....................   Welding, heat treatment                All welding applications

EPOC(TM).........................   Paint overspray capture                Automotive and equipment
                                    and recovery                           manufacturers

Super Blender(TM)................   Processing of solid and liquid         Petrochemical, paint, automotive
                                    by-products into engineered fuels      cement

SALES AND MARKETING

     The Company's sales and marketing objective is to establish long-term relationships with its clients and develop a thorough understanding of their businesses. Through these alliances, the Company works with its clients to maximize their process efficiencies, reduce down time and health, safety and environmental risks, and minimize waste destined for end-disposal. The Company believes that its ability to offer a broad range of integrated services across North America provides a competitive advantage with respect to large companies that are consolidating vendors and are seeking to develop broad-based relationships with their preferred suppliers. PSC also seeks to enter into master service agreements with large clients to establish the Company as an approved national vendor. Master service agreements are a primary vehicle for large companies to reduce the number of suppliers and control costs while concurrently establishing high standards of service delivery.

Industrial Outsourcing Group

     The Company has established a substantial base of clients that cross industrial sectors. The Industrial Outsourcing Group places more emphasis on retaining and broadening the range of services it provides to its existing large industrial client base. The sales or operating personnel who have relationships with clients identify opportunities to package and sell additional services. In addition, to support many of its industrial services contracts, PSC dedicates on-site personnel at its significant clients' facilities to manage the relationship. These personnel have the opportunity to assess client needs and offer additional services provided by the Company. The Group also participates in competitive bidding processes to obtain contracts for its industrial cleaning, turnaround and outage services.

By-Products Services Group

     The By-Products Services Group focuses on servicing small to mid-size accounts and employs a sales force that relies on more traditional marketing methods to broaden its customer base. The Group participates in competitive bidding processes to obtain contracts granted by local governments or private enterprise for services such as analytical services and industrial and household hazardous waste management. Contracts are generally awarded on the basis of sealed bids submitted by interested bidders and competition for these contracts is generally intense.

Metals Services Group

     Within its brokerage business, the Metals Services Group employs account representatives who are responsible for purchasing scrap from commercial and industrial generators and selling the scrap to end-users, principally steel mills. The Company has established relationships with scrap generators as well as end-users.

The market for the Group's services is narrow and largely relationship oriented and geographically based. The Group's account representatives and location managers are principally responsible for managing and growing client relationships.

COMPETITION

     The industrial and metal services industries are highly competitive and require substantial capital resources. Competition is national, regional and local in nature and the level of competition faced by the Company in its various lines of business is significant. Potential customers of the Company typically evaluate a number of criteria, including price, service, reliability, safety, prior experience, financial capability and liability management. In servicing its customers, the Company believes its primary competitive strengths are: (i) a broad range of integrated industrial services; (ii) broad geographic capabilities; (iii) proprietary technologies; (iv) identification, development and utilization of industry best practices; and (v) skilled and experienced employees. The Company competes with a variety of companies that may be larger in particular business lines in which the Company operates. The Company seeks to enhance its competitive position by increasing the efficiency of its operations through economies of scale and increased recovery rates, thereby lowering its costs, which increases margin and gives it pricing flexibility. The Company also accompanies its sales with a broad range of services, or vertically integrates its operations to provide multiple services to its customers at their plant locations.

     Each operating group provides outsourcing services that, while non-core to its customers' primary business activities, are critical to their operations. The Company's customers are seeking to improve competitiveness by focusing on their core businesses, reducing costs and accessing specialized technologies and expertise through more effective vendor relationships. Three key trends that have developed as a result are: (i) increased outsourcing of non-core services;
(ii) a reduction in the number of vendors from which outsourced services are purchased; and (iii) a trend towards longer term and broader based vendor alliances. The Company believes that its industrial and metals services operations are positioned to benefit from these trends.

     Many non-core activities can be performed on a more cost-effective basis by specialized industrial service providers that can deliver multiple services from a single source across several plant locations. By reducing the number of vendors from which outsourced activities are purchased, and acquiring services from those suppliers that can provide an integrated service solution on a broad geographic basis, industries can lower administrative costs, reduce management overhead and increase supplier accountability.

     Industrial outsourcing and metals services companies operate in a largely unconsolidated market. PSC competes with a number of local service providers who cannot offer a similar breadth of services or geographic reach. PSC believes that it provides one of the broadest ranges of integrated industrial and metals services in the industry. PSC's revenue is primarily generated from the Company's large corporate accounts, with heavy concentration in the refining, petrochemical and steel industries. The total North American market for the major industry sectors that PSC services, including aerospace, automotive, electronics, petrochemical, oil and gas, petroleum refining, power, pulp and paper and steel, is estimated at over $30 billion annually.

Industrial Outsourcing Group

     The Industrial Outsourcing Group competes with numerous local, regional and national companies of varying sizes, some of which have greater financial resources than the Company. Competition for industrial outsourcing services is based primarily on hourly rates, productivity, safety, innovative approaches and quality of service. The Industrial Outsourcing Group competes by providing a highly experienced work force with specialized skills in the application of technologies, by utilizing best practices, by integrating and offering multiple services on a broad geographic basis, and by focusing on continuous improvement in its health and safety record.

By-Products Services Group

     The hazardous waste management industry, which provides disposal services, including incineration and hazardous waste landfills, competes with the By-Products Services Group for by-product waste streams by providing price competitive disposal alternatives to a number of the Group's waste management and by-products recovery services. The Group competes by developing and employing innovative technologies that minimize on-site waste generation for its clients, maximizing the value of, and reuse opportunities for, the industrial by-products, and servicing small quantity generators, where there is strong demand for the Group's by-products collection and management services.

     The Company primarily concentrates on servicing the small to mid-size waste generator market. The Company's network of waste processing and by-product recovery facilities enables PSC to provide its clients with a competitive alternative to conventional disposal. As the Company does not own any hazardous waste end disposal facilities, it depends on obtaining competitive rates from these facilities in order to provide its clients with competitive waste management services.

Metals Services Group

     The primary competitors of the Metals Services Group on the purchase side are other scrap processors in regions where the Group operates. Competition is primarily for access to scrap, which may become more intense during times of scrap scarcity. Availability depends upon the level of economic activity in the industries from which the Group acquires its scrap. The Group believes that its longstanding relationship with generators of metal-bearing scrap provides it with a stable source of supply. In its scrap processing and brokerage operations, the Group competes for access to scrap with large regional operators as well as numerous smaller operators. On the sale side, scrap prices tend to respond to worldwide supply and demand from steel mill customers and, therefore, can be highly volatile. The Metals Services Group competes by offering a secure supply of high quality scrap that is processed according to customer specifications, and by providing a range of additional on-site mill services.

GOVERNMENT REGULATION

     The Company is subject to government regulation including stringent environmental laws and regulations. Among other things, these laws and regulations impose requirements to control discharges to the air, soil and surface and subsurface waters. The Company is also subject to regulations regarding health, safety, zoning, land use and the handling and transportation of industrial by-products and waste materials. This regulatory framework imposes considerable compliance burdens and costs on the Company. See Item 7, Capital Expenditures in Management's Discussion and Analysis of Financial Condition and Results of Operations, which appears elsewhere herein, for a discussion of the Company's estimated capital expenditures in relation to environmental compliance matters. Notwithstanding the burdens of this compliance, the Company believes that its business prospects are enhanced by the enforcement of laws and regulations by government agencies.

     Applicable federal and state or provincial laws and regulations regulate many aspects of the industrial and metal services industries. Laws and regulations typically provide operating standards for treatment, storage, management and disposal of waste and set limits on the release of contaminants into the environment. Such laws and regulations, among other things, (i) regulate the nature of the industrial by-products and wastes that the Company can accept for processing at its treatment, storage and disposal facilities, the nature of the treatment they can provide at such facilities and the location and expansion of such facilities, (ii) impose liability for remediation and clean-up of environmental contamination, including spills or releases of certain industrial by-products and waste materials resulting from shipping of waste off-site or past and present operations at the Company's facilities, and (iii) may require financial assurance that funds will be available for the clean-up and remediation or the closure and, in some cases, post-closure care of sites. Such laws and regulations also require manifests to be completed and delivered in connection with any shipment of prescribed materials so that the movement and disposal of such material can be traced and the persons responsible for any mishandling of such material identified.

     This regulatory process also requires the Company to obtain and retain numerous governmental approvals, licenses and permits to conduct its operations. In addition, because a portion of the Company's business consists of the transportation of wastes, including hazardous wastes, the Company is subject to United States Department of Transportation and other regulations requiring certain licensing, permits and other government approvals. Operating permits need to be renewed periodically and may be subject to revocation, modification, denial or non renewal for various reasons, including the failure of the Company to satisfy regulatory concerns. Adverse decisions by governmental authorities on permit applications submitted by the Company may result in abandonment or delay of projects, premature closure of facilities or restriction of operations, all of which could have a material adverse effect on the Company's financial condition.

     Federal, state, provincial, local and foreign governments have also from time to time proposed or adopted other types of laws, regulations or initiatives with respect to the metals recovery and industrial services industry. Included among them are laws, regulations and initiatives to ban or restrict the shipment of wastes, impose higher taxes on out-of-state-waste shipments than in-state shipments, reclassify certain categories of non-hazardous wastes as hazardous. Certain state and local governments have promulgated "flow control" regulations that attempt to require that all waste generated within the state or local jurisdiction must go to certain disposal sites. Due to the complexity of regulation of the industry and to public pressure, implementation of existing or future laws, regulations or initiatives by different levels of governments may be inconsistent and are difficult to foresee.

     The Company's facilities are subject to periodic unannounced inspection by federal, provincial, state and local authorities to ensure compliance with license terms and applicable laws and regulations. The Company works with such authorities to remedy any deficiencies found during such inspections. If serious violations are found or deficiencies, if any, are not remedied, the Company could incur substantial fines and other expenses.

     Environmental laws and regulations impose strict operational requirements on the performance of certain aspects of hazardous substances remedial work. These requirements specify complex methods for identification, storage, treatment and disposal of waste materials managed during a project. Failure to meet these requirements could result in termination of contracts, substantial fines and other penalties.

     In the event that administrative actions fail to cure the perceived problem or where the relevant regulatory agency so desires, an injunction or temporary restraining order or damages may be sought in a court proceeding. In addition, public interest groups, local citizens, local municipalities and other persons or organizations may have a right to seek relief from court for purported violations of law. In some jurisdictions recourse to the courts for individuals under common law principles such as nuisance have been or may be enhanced by legislation providing members of the public with statutory rights of action to protect the environment. In such cases, even if an industrial by-products or waste materials treatment, storage or disposal facility is operated in full compliance with applicable laws and regulations, local citizens and other persons and organizations may seek compensation for damages caused by the operation of the facility.

     While, in general, the Company's businesses have benefited from increased governmental regulation, the industrial and metals services industries in North America have become subject to extensive and evolving regulation. The Company cannot predict the extent to which any future legislation or regulation may affect its operations. The Company believes that with heightened legal, political and citizen awareness and concerns, companies in the industrial and metals services industries may from time to time incur fines and penalties and will be faced, in the normal course of business, with the need to expend funds for capital projects, remedial work and operating activities, such as environmental contamination monitoring, and related activities. Regulatory or technological developments relating to the environment may require companies engaged in the industrial services and metals recovery industries to modify, supplement or replace equipment and facilities at costs that may be substantial. Because the businesses in which the Company is engaged are intrinsically connected with the protection of the environment and the potential discharge of materials into the environment, a portion of the Company's capital expenditures is expected to relate, directly or indirectly, to such equipment and facilities. See Item 7, Capital Expenditures in Management's Discussion and Analysis of Financial Condition and Results of Operations, which appears elsewhere herein, for a discussion of the Company's estimated capital expenditures in relation to environmental compliance matters. Moreover, it is possible that future developments, such as increasingly strict environmental laws and regulations, and enforcement policies thereunder, could affect the manner in which the Company operates its projects and conducts its business, including the handling, processing or disposal of the industrial by-products and waste materials generated thereby.

Hazardous Substances Liability

     United States laws impose liability on the present or former owners or operators of facilities that release hazardous substances into the environment. Furthermore, companies may be required by law to provide financial assurances for operating facilities in order to ensure their performance complies with applicable laws and regulations. Similar liability may be imposed upon the generators and transporters of wastes that contain hazardous substances. All such persons may be liable for waste site investigation costs, waste site clean-up costs and natural resource damages, regardless of fault, the exercise of due care or compliance with relevant laws and regulations. Such costs and damages can be substantial.

     Such liability stems primarily from the Comprehensive Environmental Response Compensation and Liability Act of 1980 ("CERCLA") and its state equivalents (collectively, "Superfund") and the Resource Conservation and Recovery Act of 1976 ("RCRA") and similar state statutes. CERCLA imposes joint and several liability for the costs of remediation and natural resource damages on the owner or operator of a facility from which there is a release or a threat of a release of a hazardous substance into the environment and on the generators and transporters of those hazardous substances. Under RCRA and equivalent state laws, regulatory authorities may require, pursuant to administrative order or as a condition of an operating permit, that the owner or operator of a regulated facility take corrective action with respect to contamination resulting from past or present operations. Such laws also require that the owner or operator of regulated facilities provide assurance that funds will be available for the closure and, in some cases, post-closure care of its facilities. The Company is exposed to potential liability under RCRA, CERCLA and their state law equivalents resulting from the handling and transportation of such wastes and for alleged environmental damage associated with past, present and future waste disposal practices. The Company may face similar potential liability in other countries in which it operates.

     The Company is aware that hazardous substances are present in some of the landfills and transfer, storage processing and disposal facilities used by it. Certain of these sites have experienced environmental problems and clean-up and remediation is required. The Company has grown in the past by acquiring other businesses. As a result, the Company has acquired, or may in the future acquire, landfills and other transfer and processing sites that contain hazardous substances or that have other potential environmental problems and related liabilities, and may acquire businesses that may in the future incur substantial liabilities arising out of their respective past practices, including past disposal practices.

     Certain of PSC's metal facilities and its transfer, storage, processing and disposal facilities are environmentally impaired as a result of operating practices at the sites, and site restoration costs will be required at a substantial cost. Investigations of these sites have characterized to varying degrees the nature and extent of the contamination. PSC, in conjunction with environmental regulatory agencies, has in some instances commenced to remediate the sites in accordance with approved corrective action plans pursuant to permits or other agreements with regulatory authorities. The Company has established procedures to periodically evaluate these sites, giving consideration to the nature and extent of expected site restoration or closure. Estimated site restoration or closure costs, for individual sites and in the aggregate, are substantial. While the Company maintains reserves for these matters based upon cost estimates, there can be no assurance that the ultimate cost and expense of corrective action will not exceed such reserves and have a material adverse impact on the Company's operations or financial condition. At December 31, 2000, the total of these reserves was $55.5 million.

     The Company is required under certain U.S. and Canadian laws and regulations to demonstrate financial responsibility for possible bodily injury and property damage to third parties caused by both sudden and non-sudden occurrences. The Company is also required to provide financial assurance that funds will be available when needed for closure and post-closure care at certain of its treatment, storage and disposal facilities, the costs of which could be substantial. Such laws and regulations allow the financial assurance requirements to be satisfied by various means, including letters of credit, surety bonds, trust funds, a financial (net worth) test and a guarantee by a parent company. In the United States, a company must pay the closure costs for a waste treatment, storage or disposal facility owned by it upon the closure of the facility and thereafter, in some cases, pay post-closure care costs. There can be no certainty that these costs will not materially exceed the amounts provided pursuant to financial assurance requirements. In addition, if such a facility is closed prior to its originally anticipated time, it is unlikely that sufficient funds will have been accrued over the life of the facility to fund such costs, and the owner of the facility could suffer a material adverse impact as a result. Consequently, it may be difficult to close such facilities to reduce operating costs at times when, as is currently the case in the hazardous waste services industry, excess treatment, storage or disposal capacity exists. See Item 3, Legal Proceedings, included elsewhere herein, for discussion of legal proceedings against the Company in connection with superfund laws.

     Estimates of the Company's liability for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions and are inherently difficult, and the ultimate outcome may differ from current estimates. As additional information becomes available, estimates are adjusted. It is possible that technological, regulatory or enforcement developments, the results of environmental studies or other factors could alter estimates and necessitate the recording of additional liabilities which could be material. Moreover, because PSC has disposed of waste materials at numerous third-party disposal facilities, it is possible that PSC will be identified as a PRP at additional sites. The impact of such future events cannot be estimated at the current time.

     The Company may also be required to indemnify clients who incur liability in connection with the foregoing pursuant to the terms of contracts between such clients and the subsidiaries involved.

EMPLOYEES

     At December 31, 2000, PSC employed approximately 11,400 people. Of the total employees, approximately 7,600 work in the Industrial Outsourcing Group, approximately 2,100 work in the By-Product Services Group, approximately 1,500 work in the Metals Services Group, and approximately 200 work in shared services/corporate.

ITEM 2.  PROPERTIES

     The Company currently operates from over 200 locations primarily in North America. The Company believes that its primary existing facilities are effectively utilized, well maintained and in good condition. The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available as required.

     The Company's corporate office is located in Rosemont, Illinois and is comprised of leased premises of 10,477 square feet.

     The following is a list of the principal sites from which the Company conducts its operations. Unless otherwise indicated, all of the listed sites are held in fee by PSC or a wholly owned subsidiary, subject to the security interests of the Company's lenders under the credit facility and the revolving operating facility.

                          INDUSTRIAL OUTSOURCING GROUP

OWNER                                  LOCATION                   NATURE OF SERVICES PROVIDED(1)
-----                                  --------                   ------------------------------
PSC Industrial Outsourcing, Inc......  Detroit, Michigan          service depot
                                       Deerpark, Texas            service depot(2)
                                       Reserve, Louisiana         service depot(2)
                                       Baton Rouge, Louisiana     service depot
                                       Sand Springs, Oklahoma     service depot

                           BY-PRODUCTS SERVICES GROUP

OWNER                                  LOCATION                   NATURE OF SERVICES PROVIDED(1)
-----                                  --------                   ------------------------------
Burlington Environmental Inc.........  Kansas City, Missouri      by-products collection, processing and transfer
                                       Seattle, Washington        by-products collection, processing and transfer
                                       Kent, Washington           by-products collection, processing and transfer
                                       Tacoma, Washington         by-products collection, processing and transfer
Nortru, Inc..........................  Detroit, Michigan          by-products collection, processing and transfer
RMF Global, Inc......................  Toledo, Ohio               by-products industrial services contracting(2)
Northland Environmental, Inc.........  Providence, Rhode Island   by-products collection, processing and transfer
Republic Environmental Systems
  (Pennsylvania), Inc................  Hatfield, Pennsylvania     by-products collection, processing and transfer
Philip Reclamation Services..........  Houston, Texas             by-products collection, processing and transfer
Philip Services Inc..................  Etobicoke, Ontario         by-products decommissioning service(2)

                             METALS SERVICES GROUP

OWNER                                 LOCATION                     NATURE OF SERVICES PROVIDED(1)
-----                                 --------                     ------------------------------
PSC Metals Inc......................  Burns Harbor, Indiana        metals collection, processing and transfer(2)
                                      St. Louis, Missouri          metals collection, processing and transfer
                                      Beaver Falls, Pennsylvania   metals collection, processing and transfer
                                      Nashville, Tennessee         metals collection, processing and transfer(2)
                                      Memphis, Tennessee           metals collection, processing and transfer(2)
                                      Chattanooga, Tennessee       metals collection, processing and transfer
                                      Harriman, Tennessee          metals collection, processing and transfer
                                      Knoxville, Tennessee         metals collection, processing and transfer(2)
                                      Cleveland, Ohio              metals collection, processing and transfer(2)
                                      Canton, Ohio                 metals collection, processing and transfer(2)
                                      Mansfield, Ohio              metals collection, processing and transfer
                                      Birmingham, Alabama          metals collection, processing and transfer(2)
Philip Metals Recovery (USA) Inc....  Painesville, Ohio            metals collection, processing and transfer(2)
Philip Services Inc.................  Hamilton, Ontario            metals collection, processing and transfer

(1) A number of the Company's subsidiaries operate sites that provide services in more than one category.

(2) Leased facility.

ITEM 3.  LEGAL PROCEEDINGS

     In October 1999, Exxon Corporation ("Exxon") commenced an action in the District Court, Harris County, Texas against International Catalyst, Inc. ("INCAT"), an indirect wholly owned subsidiary of the Company, for damages of $32.1 million arising from certain work conducted by INCAT at Exxon's Baytown, Texas chemical plant. Exxon alleges that INCAT was responsible for the purchase and installation in 1996 of improper gasket materials in the internal bed piping flange joints of the Baytown plant, which caused damages to the facility and consequential losses arising from the shutdown of the plant while repairs were made. The Company has conducted a review of the allegations and determined that it is not feasible to predict the final outcome of the proceedings or what portion of any Company liability in the proceeding will be covered by applicable insurance policies or recovery against other parties.

     On April 14, 2000, Maxus Energy Corporation et al. ("Maxus") commenced an action in the United States District Court for the Northern District of Ohio against various parties, including Philip Metals Recovery (USA), Inc. ("PMR"), an indirect wholly owned subsidiary of PSC. The action was brought under CERCLA for the recovery of past response costs relating to the releases and threatened releases of hazardous substances at the Diamond Shamrock superfund site located in Painesville, Ohio. The plaintiffs allege that they have incurred more than $19.5 million in response costs in connection with the site. The site is approximately 1,100 acres in size, and, since July 1996, PMR has operated a secondary aluminum smelter on approximately 24 acres of property within the site. The Company has conducted a preliminary review of the claims made in the action and determined that it is not feasible to predict the final outcome of the proceedings.

     On June 6, 2000, a lawsuit was filed in the United States District Court for the Eastern District of Texas against SECO, Inc. ("SECO"), an indirect wholly owned subsidiary of PSC, by a former employee of SECO for unpaid overtime wages under the Fair Labor Standards Act ("FLSA"). The plaintiff alleges that SECO knowingly attempted to artificially characterize a portion of the hourly wage rate as "per diem" reimbursement, thereby reducing the hourly rate for purposes of calculating overtime pay. The court has ruled that the case will proceed as an FLSA "collective action." The Company is currently reviewing the potential exposure in this case based upon the possibility of a national class of claimants.

     On September 13, 1999, a lawsuit was filed in state court in Ohio (Ashtabula County), alleging injury to 130 named plaintiffs resulting from evacuation due to a fire and shelter-in-place orders with respect to a sodium filter at an RMI Titanium Company ("RMI") plant in Ashtabula, Ohio. The plaintiffs allege negligence on the part of RMI and the Company in the removal of sodium from the filter on RMI's premises. Plaintiffs are seeking actual and punitive damages and their attorneys are applying for class action status to represent 500 people affected by the evacuation order and the approximately 4,500 people affected by the shelter-in-place orders. RMI has demanded indemnification from PSC under the terms of the contract pursuant to which the work was performed. The Company has a retained liability of $2.1 million before insurance coverage is available. The Company has conducted a preliminary review of the claims made in the action and determined that it is not feasible to predict the final outcome of the proceedings.

     In December 1998, the Company and other potentially liable parties ("PLPs") completed a remedial investigation of the Pasco Sanitary Landfill Site in the State of Washington and submitted a feasibility study to the Washington State Department of Ecology ("Ecology"). The seven-year plan outlined in the study ("Preferred Remedy") is expected to be the final remedy to be followed by post-closure monitoring for approximately 30 years. Ecology presented the parties with draft agreed orders in June 2000 covering two separate scopes of work. One scope of work relates to the closure and post-closure monitoring of the sanitary landfill portion of the site. The other scope of work covers the remediation and monitoring of the industrial waste burial zones. Cooperating PLPs, including the Company, have executed the agreed orders. The Company has reached agreement with the industrial waste area generator PLPs with respect to funding allocation for remediation of all but one of the industrial waste zones. The Company has also entered into negotiations with the sanitary landfill PLPs, including certain municipalities that may have access to grant funding for the closure of the landfill. Preferred Remedy activities are expected to commence in 2001. The cost of cleanup is estimated to be in the range of $14-17 million. The Company's share of such costs cannot be definitively determined at this time, but preliminary estimates indicate that the Company may be liable for more than 50% of such costs. The Company is investigating whether insurance coverage may be available to cover the Company's costs for the cleanup. The Company has reviewed the nature and extent of this issue as well as other of its liabilities with respect to other superfund sites and considered the number, connection and financial ability of other named and unnamed PLPs and the nature and estimated cost of the likely remedies. Based on its review, at December 31, 2000, the Company has accrued its estimate of the liability to remediate these sites at $21.3 million. If it is determined that more expensive remediation approaches may be required in the future, the Company could incur additional obligations that could be material.

     On January 16, 1997, the State of Missouri and the Missouri Department of Natural Resources ("MDNR") brought an enforcement action against Solvent Recovery Company ("SRC"), an indirect wholly owned subsidiary of PSC, in Jackson County Circuit Court alleging numerous violations of hazardous waste regulations at SRC's Kansas City, Missouri facility. Included in the complaint were allegations that alterations or additions to the facility's operations had been implemented without required modification of the facility's hazardous waste permit, as well as allegations of numerous deficiencies under regulations and SRC's permit in the accumulation of, record keeping for, and inspection, labeling, transportation and handling of such waste. The parties reached a settlement under which the Company paid $225,000, with a payment of an additional $125,000 if the facility did not remain in compliance with applicable federal and state environmental standards for three years. The MDNR inspected the facility in September and December 2000, reported numerous violations and subsequently imposed an additional fine of $4,600. MDNR has indicated that additional fines may be expected. On February 1, 2001, an explosion and fire occurred at the facility. Although considerable property damage occurred, only minor personal injuries were reported. The Company has undertaken an investigation, but it is too early to determine a probable cause. It is likely that governmental authorities will seek to impose some type of sanctions under environmental or other laws for this event. No claims have been asserted at this time, and the Company is unable to predict the nature or amount of such claims if asserted.

     On December 21, 2000, an action was commenced in the United States District Court for the Southern District of Texas against Chemical Reclamation Services, Inc. ("CRS") and PSC alleging that faulty equipment on a tank car utilized by CRS to dispose of waste paint and solvent caused a spill of waste material. The plaintiff alleges that the spill, which occurred in 1999, resulted in more than $1.4 million in costs for emergency removal action and subsequent environmental evaluation of the spill site. This case is in an early stage and at this time, the Company is unable to predict its potential exposure.

     The New York Attorney General's office has conducted a criminal investigation into the environmental practices of PMR at a recycling facility in Orangeburg, New York. The Attorney General alleged that PMR improperly disposed of lead-contaminated floor sweepings, improperly handled lead sludges and improperly discharged lead contaminated waste water at the facility. Although the Company disputes certain of the allegations, the Company reached a settlement with the Attorney General in which the Company will plead guilty to a misdemeanor and pay a fine of $250,000. In addition, the Company will contribute $750,000 for the purchase of parkland in the State of New York as a supplementary environmental project. These costs were recorded in the results from discontinued operations in the Statement of Earnings for the nine months ended December 31, 2000.

     On March 22, 2000, the EPA filed a Compliant and Proposed Compliance Order again the Paint Services Group of Nortru, Inc. ("Nortru"), an indirect wholly owned subsidiary of the Company, relating to a multi-media inspection conducted by the EPA at all Nortru Detroit facilities in March and April 1999. Violations alleged included a failure to repair a crack in a secondary containment system and a failure to engage in proper monitoring of air emissions for certain equipment as required under regulations applicable to large-quantity generators of hazardous wastes. While Nortru has negotiated a settlement relating to this complaint that includes payment of a penalty of $53,718 and compliance with applicable regulations, the Company believes that the EPA is likely to file other complaints as a result of the 1999 inspections. The Company is unable to predict the nature or amount of its liability under such complaints if and when brought.

     In addition to the matters reported above, from time to time PSC becomes aware of compliance matters relating to, or receives notices from Federal, state or local governmental entities of alleged violations of environmental, health and/or safety laws and regulations pertaining to, among other things, the disposal or discharge of chemical substances (including hazardous wastes). In some instances, these matters may become the subject of administrative proceedings or lawsuits and may involve monetary sanctions of $100,000 or more (exclusive of interest and costs).

     Moreover, PSC is a defendant in various other lawsuits, claims and investigations that have arisen in the ordinary course of the Company's business.

     The Company is unable to predict the outcome of certain of the foregoing matters, and cannot provide assurance that these or future matters will not have a material adverse effect on the results of operations or financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Company's common stock trades under the symbol "PSCD" in the United States on the Nasdaq National Market tier of the Nasdaq Stock Market ("Nasdaq") and under the symbol "PSC" in Canada on the Toronto Stock Exchange. The Company's stock began trading on Nasdaq on May 22, 2000.

     The following table sets forth for the fiscal periods indicated the high and low sale prices per share of the Company's common stock as reported by Nasdaq.

                                                             PRICE RANGE OF
                                                              COMMON STOCK
                                                                 NASDAQ
                                                             --------------
                                                             HIGH      LOW
                                                             -----    -----
2000
Second quarter (from May 22).............................    7.00     6.00
Third quarter............................................    6.75     4.06
Fourth quarter...........................................    4.19     2.56

     On March 26, 2001, the last reported per share sale price on Nasdaq was $3.38. At March 26, 2001, there were 24,041,946 shares of common stock outstanding and held of record by approximately 1,140 stockholders.

DIVIDEND POLICY

     The Company has never declared or paid any cash dividends on its common stock. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends on its common stock in the foreseeable future. Any future declaration and payment of dividends will be subject to the discretion of the Company's Board of Directors and to applicable law and will depend upon the Company's results of operations, earnings, financial condition, contractual limitations, cash requirements, future prospects and other factors deemed relevant by the Company's Board of Directors. The Company's credit facility and revolving operating facility prohibit the payment of dividends by the Company other than to certain subsidiaries.

RECENT SALES OF UNREGISTERED SECURITIES

     On May 5, 2000, the Company issued 41,946 shares of common stock to the President and CEO of the Company in exchange for a payment of $249,998 in cash made May 4, 2000. Such shares were issued and sold in reliance upon Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

ITEM 6.  SELECTED FINANCIAL DATA

     The Consolidated Financial Statements herein contain information relating to Philip Services Corporation ("PSC") and its subsidiaries (collectively the "Company"), which has been prepared by management, and information relating to Philip Services Corp. ("Oldco"), an Ontario company, and its subsidiaries (Oldco and its subsidiaries being referred to collectively as the "Predecessor Company"), which has been compiled by management of PSC. On April 7, 2000, Oldco and certain of its Canadian subsidiaries transferred substantially all of their assets and liabilities (except for liabilities subject to compromise) to the Company at fair value. The liabilities subject to compromise of $726.5 million were retained by Oldco and certain of its Canadian subsidiaries. As a result, Oldco remains insolvent. For financial reporting purposes, the effective date of the reorganization was March 31, 2000. Management of PSC has determined that certain consolidated financial and other information of the Predecessor Company may be of limited interest to the stockholders of PSC and has therefore included such information in this document. The unaudited consolidated financial information of the Predecessor Company does not reflect the effects of the application of fresh start reporting and has been compiled by PSC in accordance with generally accepted accounting principles in the United States of America and reflects all adjustments (consisting of normal recurring adjustments except for those required as a result of bankruptcy proceedings) which were necessary for the fair statement of operating results, financial condition and cashflows for the periods presented. Readers should, therefore, review this material with caution and not rely on the information concerning the Predecessor Company as being indicative of future results for the Company or providing an accurate comparison of financial performance.

     Due to changes in the financial structure of the Company and the application of fresh start reporting as a result of the consummation of the Plan under the reorganization proceedings, the Consolidated Financial Statements of the Company issued subsequent to Plan implementation are not comparable with the Consolidated Financial Statements issued by the Predecessor Company. A black line has been drawn on the accompanying financial statements to separate and distinguish between the financial information that relates to Company and the financial information that relates to Predecessor Company.

     The selected financial data should be read in conjunction with the accompanying Consolidated Financial Statements of the Company and the related notes thereto. Cash dividends were not paid during the periods set forth below. ($ in thousands, except share and per share amounts)

                                                      |                         PREDECESSOR COMPANY
                                                      |  ------------------------------------------------------------------
                                    NINE MONTHS ENDED |   THREE MONTHS                 YEARS ENDED DECEMBER 31,
                                      DECEMBER 31,    |  ENDED MARCH 31,   ------------------------------------------------
                                          2000        |       2000            1999         1998          1997        1996
                                    ----------------- |  ---------------   ----------   -----------   ----------   --------
                                                      |
STATEMENT OF EARNINGS DATA:                           |
Revenue...........................     $1,156,107     |    $  480,386      $1,621,101   $ 2,409,677   $1,386,628   $342,696
Operating expenses................      1,017,322     |       419,094       1,462,348     2,146,677    1,145,144    272,102
Special charges...................         17,117     |            --              --     1,109,877      135,466         --
Selling, general and                                  |
  administrative costs............        101,883     |        37,043         177,919       269,594      108,842     51,242
Depreciation and amortization.....         34,914     |        12,436          53,786        97,229       54,386     22,743
                                       ----------     |    ----------      ----------   -----------   ----------   --------
Income (loss) from operations.....        (15,129)    |        11,813         (72,952)   (1,213,700)     (57,210)    (3,391)
Interest expense..................         29,126     |           952          52,774        76,432       35,787     13,119
Other income and expense-net......         (5,195)    |        (9,598)         (3,772)       (1,648)     (14,334)    (1,790)
                                       ----------     |    ----------      ----------   -----------   ----------   --------
Earnings (loss) from continuing                       |
  operations before tax and                           |
  reorganization costs............        (39,060)    |        20,459        (121,954)   (1,288,484)     (78,663)   (14,720)
Reorganization costs..............             --     |        20,607         164,205            --           --         --
Income taxes......................          4,175     |           856          (5,616)       41,443      (17,638)   (10,232)
                                       ----------     |    ----------      ----------   -----------   ----------   --------
Loss from continuing operations...     $  (43,235)    |    $   (1,004)     $ (280,543)  $(1,329,927)  $  (61,025)  $ (4,488)
                                       ==========     |    ==========      ==========   ===========   ==========   ========
Basic and diluted loss per share-                     |
  continuing operations...........     $    (1.80)    |    $    (0.01)     $    (2.14)  $    (10.14)  $    (0.69)  $  (0.09)
Weighted average number of shares                     |
  of common stock outstanding                         |
  (000s)..........................         24,037     |       131,144         131,144       131,130       88,191     50,073
BALANCE SHEET DATA: (END OF                           |
  PERIOD)                                             |
Working capital (deficiency)......     $  174,702     |    $  233,995      $  236,254   $  (772,168)  $  364,739   $139,326
Total assets......................        722,549     |       867,755         861,579     1,098,857    2,650,641    812,299
Total debt including current                          |
  maturities......................        347,270     |     1,152,036       1,153,653     1,097,546      983,398    297,836
Stockholders' equity (deficit)....         70,582     |      (644,725)       (641,133)     (393,125)   1,216,941    379,010
OTHER DATA:                                           |
Amortization......................             --     |            --             557        32,273       16,393      7,650
Depreciation......................         34,914     |        12,436          53,229        64,956       37,993     15,093
Additions to property, plant and                      |
  equipment.......................         41,197     |         8,403          29,313        59,053       62,366     41,016

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     PSC is an industrial and metals services company operating in three segments: (i) the Industrial Outsourcing Group; (ii) the By-Products Services Group; and (iii) the Metals Services Group. PSC employs approximately 11,400 people at over 200 locations across North America. The Company's operations are based primarily in the United States. For geographical information, see Note 21 to the Consolidated Financial Statements appearing elsewhere herein.

     The Industrial Outsourcing Group's operations include industrial cleaning and maintenance, mechanical services, piping and fabrication services, turnaround and outage services, electrical contracting and instrumentation, decommissioning and remediation services and paint booth cleaning and overspray recovery services. The Industrial Outsourcing Group primarily services the refining, petrochemical, utilities, oil and gas, pulp and paper, automotive and transportation industries.

     The By-Products Services Group provides industrial by-product collection, recycling, processing and disposal and analytical services, container and tank cleaning and emergency response services primarily to the automotive, chemical, paint and coatings, transportation, and aerospace industries, as well as to municipalities and consulting and engineering firms.

     The Metals Services Group's operations include ferrous and non-ferrous scrap collection and processing services, brokerage, transportation and on-site mill services as well as end-processing and distribution. The Metals Services Group primarily services the steel, foundry, manufacturing and automotive industries.

     The Company earns revenue by providing industrial outsourcing services, from the sale of recovered metals and from fees charged to customers for by-product transfer and processing, collection and disposal services. The Company receives by-products and, after processing, disposes of the residuals at a cost lower than the fees charged to its customers. Other sources of revenue include fees charged for environmental consulting and engineering and other services.

     The Company's operating expenses include direct labor, indirect labor, payroll-related taxes, benefits, fuel, maintenance and repairs of equipment and facilities, depreciation, insurance, property taxes, and accrual for future closure and remediation costs. Selling, general and administrative expenses include management salaries, clerical and administrative costs, professional services and facility rentals, as well as costs related to the Company's marketing and sales force.

     The Consolidated Financial Statements herein contain information relating to Philip Services Corporation ("PSC") and its subsidiaries (collectively the "Company"), which has been prepared by management, and information relating to Philip Services Corp. ("Oldco"), an Ontario company, and its subsidiaries (Oldco and its subsidiaries being referred to collectively as the "Predecessor Company"), which has been compiled by management of PSC. On April 7, 2000, Oldco and certain of its Canadian subsidiaries transferred substantially all of their assets and liabilities (except for liabilities subject to compromise) to the Company at fair value. The liabilities subject to compromise of $726.5 million were retained by Oldco and certain of its Canadian subsidiaries. As a result, Oldco remains insolvent. For financial reporting purposes, the effective date of the reorganization was March 31, 2000. Management of PSC has determined that certain consolidated financial and other information of the Predecessor Company may be of limited interest to the stockholders of PSC and has therefore included such information in this document. The consolidated financial information of the Predecessor Company does not reflect the effects of the application of fresh start reporting and is unaudited. Readers should, therefore, review this material with caution and not rely on the information concerning the Predecessor Company as being indicative of future results for the Company or providing an accurate comparison of financial performance.

     The Company conducts substantially the same lines of business as the Predecessor Company with the exception of the UK Metals business, which was sold on April 7, 2000.

     To facilitate a comparison of the Company's operating performance in fiscal 2000, the following discussion of results of operations compares the combined consolidated financial results for the year ended December 31, 2000, which represents the consolidated financial results for the Predecessor Company for the three months ended March 31, 2000 and the consolidated results for the Company for the nine months ended December 31, 2000, with the Predecessor Company's results of operations for the years ended December 31, 1999 and 1998. Consequently, the fiscal 2000 information presented below does not comply with AICPA's Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," which calls for separate reporting for the Company and the Predecessor Company.

     The following table presents, for the periods indicated, the results of operations and the percentage relationships which the various items in the Consolidated Statements of Earnings bear to the consolidated revenue from continuing operations: ($ in millions)

                                                      YEARS ENDED DECEMBER 31,
                                        -----------------------------------------------------
                                             2000               1999               1998
                                        ---------------   ----------------   ----------------
Revenue..............................   $1,636.5   100%   $ 1,621.1   100%   $ 2,409.7   100%
Operating expenses...................    1,436.4    88%     1,462.3    90%     2,146.7    89%
Special charges......................       17.1     1%          --     --     1,109.9    46%
Selling, general and administrative
  costs..............................      138.9     8%       177.9    11%       269.6    11%
Depreciation and amortization........       47.4     3%        53.8     3%        97.2     4%
                                        --------   ----   ---------   ----   ---------   ----
Loss from operations.................       (3.3)    --       (72.9)   (4%)   (1,213.7)  (50%)
Interest expense.....................       30.1     2%        52.8     3%        76.4     3%
Other income and expense-net.........      (14.8)   (1%)       (3.8)    --        (1.6)    --
                                        --------   ----   ---------   ----   ---------   ----
Loss from continuing operations
  before tax and reorganization
  costs..............................      (18.6)   (1%)     (121.9)   (7%)   (1,288.5)  (53%)
Reorganization costs.................       20.6     2%       164.2    10%          --     --
Income taxes.........................        5.0     --        (5.6)    --        41.4     2%
                                        --------   ----   ---------   ----   ---------   ----
Loss from continuing operations......      (44.2)   (3%)     (280.5)  (17%)   (1,329.9)  (55%)
                                        ========   ====   =========   ====   =========   ====

EARNINGS FROM CONTINUING OPERATIONS

     For the year ended December 31, 2000, the combined results of the Company and the Predecessor Company resulted in a loss from continuing operations of $44.2 million or $1.84 per share. This compares to a loss for the Predecessor Company of $280.5 million from continuing operations for the year ended December 31, 1999 and a loss for the Predecessor Company from continuing operations of $1,329.9 million for the year ended December 31, 1998.

     The results of operations for the years ended December 31, 2000 and 1998 were impacted by special charges recorded amounting to $17.1 million and $1,209.1 million respectively, see "Special Charges" below. There were no special charges recorded in 1999. The results of operations for the years ended December 31, 2000 and 1999 were impacted by reorganization costs amounting to $20.6 million and $164.2 million, respectively, see "Reorganization Costs" below. Excluding these charges, the results from continuing operations were a loss of $6.5 million or $0.27 per share for the year ended December 31, 2000, a loss of $116.3 million for the year ended December 31, 1999 and a loss of $120.8 million for the year ended December 31, 1998.

OPERATING RESULTS

     The operating results reflect the following: ($ in millions)

                                                        YEAR ENDED DECEMBER 31, 2000
                                       ---------------------------------------------------------------
                                                                                 SHARED
                                       INDUSTRIAL    BY-PRODUCTS    METALS     SERVICES &
                                       OUTSOURCING    SERVICES     SERVICES   ELIMINATIONS     TOTAL
                                       -----------   -----------   --------   ------------   ---------
Revenue.............................     $ 682.9       $274.0      $  679.6     $    --      $ 1,636.5
Income from operations..............        25.0         11.8          13.3       (53.4)          (3.3)
Income from operations before
  special charges...................        32.0         13.0          13.3       (44.5)          13.8

                                                        YEAR ENDED DECEMBER 31, 1999
                                       ---------------------------------------------------------------
                                                                                 SHARED
                                       INDUSTRIAL    BY-PRODUCTS    METALS     SERVICES &
                                       OUTSOURCING    SERVICES     SERVICES   ELIMINATIONS     TOTAL
                                       -----------   -----------   --------   ------------   ---------
Revenue.............................     $ 646.0       $266.1      $  709.0     $    --      $ 1,621.1
Income (loss) from operations.......       (13.6)         4.2           2.5       (66.1)         (73.0)

                                                        YEAR ENDED DECEMBER 31, 1998
                                       ---------------------------------------------------------------
                                                                                 SHARED
                                       INDUSTRIAL    BY-PRODUCTS    METALS     SERVICES &
                                       OUTSOURCING    SERVICES     SERVICES   ELIMINATIONS     TOTAL
                                       -----------   -----------   --------   ------------   ---------
Revenue.............................     $ 825.2       $301.1      $1,283.4     $    --      $ 2,409.7
Loss from operations................      (412.1)       (48.1)       (516.0)     (237.5)      (1,213.7)
Income (loss) from operations before
  special charges...................        37.4          8.3          (2.4)      (86.1)         (42.8)

Industrial Outsourcing Group

     Revenue from the Industrial Outsourcing Group increased by $36.9 million for the year ended December 31, 2000 when compared with the same period in the prior year. This increase was due to an increase in critical-path services, including refinery turnarounds and utility outage services, as well as due to a large contract in the electrical instrumentation operations that had been ongoing since the fall of 1999 and which was substantially completed in the third quarter of 2000. These increases were partly offset by the sale in June 1999 of Oldco's civil construction and maintenance business ("BEC"), which generated $20.7 million of revenue in 1999 and the closure of certain unprofitable locations in Europe and the United States which generated $29.0 million of revenue in fiscal 1999. Revenue for the year ended December 31, 1999 decreased by $179.2 million when compared to 1998. This decrease was the result of the sale of BEC, the closure of operations and the financial instability of the Predecessor Company due to its reorganization filings as customers were reluctant to enter into service agreements until the financial uncertainty was resolved.

     Income (loss) from operations before special charges as a percentage of revenue was 4.7%, (2%), and 4.5% for the years ended December 31, 2000, 1999 and 1998, respectively. The increase in critical-path services, improvements in market conditions in the petroleum refining sector due to increased crude oil prices, as well as cost reduction measures, the closure of unprofitable locations and the consolidation of low margin businesses all contributed to the improvement in performance in 2000. In the latter part of 2000, the slowdown in the economy began to impact revenue and profitability of the Industrial Outsourcing Group. Scheduling of large maintenance projects handled by the Industrial Outsourcing Group, including turnaround and outage services, which are typically scheduled in the fall and spring months, are in some cases either being delayed or rescheduled by customers. This trend may continue into 2001. In addition, economic slowdowns in the automotive industry are likely to negatively impact revenue and profitability in 2001. During 1999, the

Predecessor Company was operating in an environment of financial instability that resulted in difficult market conditions and competitive pressures on pricing. The decrease in income (loss) from operations in 1999 when compared to 1998 was the result of the closure and sale of operations and the reorganization filings of the Predecessor Company.

By-Products Services Group

     Revenue from the By-Products Services Group increased by $7.9 million for the year ended December 31, 2000 when compared to the same period in 1999. The Company believes that the revenue improvement was due to improvements in market conditions in 2000, the closure of unprofitable locations, the result of competitors' financial difficulties and the fact that in 1999 many customers were reluctant to enter into service agreements until the financial uncertainty surrounding the Predecessor Company was resolved. The revenue decrease of $35.0 million in fiscal 1999 when compared to fiscal 1998 was due to the Predecessor Company's reorganization filings as noted above as well as the closure of several unprofitable locations during 1998.

     Income from operations before special charges as a percentage of revenue was 4.7% for the year ended December 31, 2000 compared with 1.6% for the year ended December 31, 1999 and 2.8% for the year ended December 31, 1998. This increase in 2000 was due to the increase in revenue, improved asset utilization, closure and consolidation of unprofitable locations and cost reduction initiatives. The economic slowdown in general manufacturing industries, such as the automotive and transportation sectors, negatively impacted revenues and profitability in the fourth quarter of 2000. High utility and fuel costs also impacted the profitability of the fourth quarter. These impacts are expected to continue into the first quarter of 2001. The decrease in income from operations in 1999 when compared with 1998 was due to the reorganization filings of the Predecessor Company.

Metals Services Group

     Revenue from the Metals Services Group decreased by $29.4 million for the year ended December 31, 2000 when compared to the year ended December 31, 1999. This decrease was the result of lower volumes and scrap prices which decreased by an average of 31% during 2000 and the sale of the UK Metals business in April 2000. Production cutbacks at domestic steel mills, a weak export market, an oversupply of industrial scrap and a strong availability of scrap alternatives all contributed to the lower volumes and scrap prices. The decrease in revenue of $574.4 million for the year ended December 31, 1999 when compared to the same period in 1998 was also due to lower volumes and sale prices for scrap, largely attributable to reduced shipments of domestic scrap material to Asian markets and higher imports, causing an oversupply in North America. The Metals Services Group also sold its steel distribution business in July, 1998, which accounts for $88.0 million of the decrease in revenue. In addition, throughout 1999, volumes were adversely impacted by the negative financial situation of the Predecessor Company as scrap generators were reluctant to provide scrap other than on a C.O.D. basis.

     Income from operations before special charges as a percentage of revenue was 2.0% for the year ended December 31, 2000 compared to 0.4% for the year ended December 31, 1999 and 0% for the year ended December 31, 1998. This increase in 2000 was due to improved inventory control, as well as consolidation and cost reduction initiatives. The income from operations for 2000 was reduced by $5.9 million, due to the fact that three major customers of the Group filed for protection under Chapter 11 of the United States Bankruptcy Code in the fourth quarter of 2000 and the first quarter of 2001. In addition, another major customer of the Group filed for protection under Chapter 11 of the United States Bankruptcy Code in the first quarter of 2001, which had no effect on the year end results but will impact the 2001 first quarter results. Weak market conditions in the steel and automotive industries as well as depressed pricing and demand for ferrous scrap had a negative impact on revenue and profitability in this business in 2000 and this trend is continuing into 2001. The increase in the income from operations in 1999 when compared to 1998 was due to cost reduction initiatives that included the closure of certain unprofitable operations.

Shared Services and Eliminations

     Shared services and eliminations includes the administrative costs of the shared service operations, the retained liabilities of the Company's captive insurance company and other non-operating entities. The loss from operations for the year ended December 31, 2000 includes the insurance costs relating to the retained liabilities of the captive insurance company, which were $8.7 million higher than the prior year as the operations experienced several more severe self insured incidences. The loss from operations for the year ended December 31, 1999 includes $13 million in professional fees incurred prior to the filing of the Plan and Year 2000 costs of $7 million. Subsequent to the filing of the Plan, these costs were included in reorganization costs. After excluding the excess insurance costs, the professional fees and year 2000 costs, the loss from operations before special charges for fiscal 2000 decreased by $10.4 million or 23% compared to fiscal 1999 due to cost reduction efforts.

     The loss from operations before special charges for the 1999 fiscal year decreased by $20.2 million when compared to fiscal 1998. Professional fees of $13 million and $14 million were included the loss from operations in 1999 and 1998, respectively. The closure of certain redundant corporate office locations and reductions in corporate staff contributed to the remainder of the decrease in costs.

DISCONTINUED OPERATIONS

     On May 18, 1999, Oldco sold its investment in Philip Utilities Management Corp. ("PUMC") for cash proceeds of $70.1 million resulting in a gain of $39.1 million. The operations of PUMC (previously reported as the utilities management segment) have been treated as discontinued operations.

     In December 1998, Oldco made the decision to discontinue its the non-ferrous and copper operations segments. A sale of certain of the aluminum operations (included in non-ferrous operations) closed on January 11, 1999 for total consideration of approximately $69.5 million. The remaining operations in these segments were closed or sold during 1999 and 2000 except for three operations with annual revenue of $7 million, which were transferred to continuing operations.

     Revenue from the discontinued non-ferrous, copper and utilities management operations, net of intercompany revenue was $6.1 million, $74.7 million and $492.4 million for the years ended December 31, 2000, 1999, and 1998, respectively.

DIVESTITURES

     On April 7, 2000, Oldco sold its metals recycling and mill services business in the United Kingdom for net proceeds of $47.7 million. The business, which was part of the Metals Services Group, generated annual revenue of $29.9 million, $81.2 million and $88.1 million and income (loss) from operations of $2.4 million, $3.5 million and $(2.2) million in 2000, 1999 and 1998, respectively.

     In June 1999, Oldco sold the assets of BEC for $23.1 million resulting in a gain on sale of $1.0 million. The business, whose results are included in Industrial Outsourcing Group, generated annual revenue of $20.7 million and $70 million and income (loss) from operations of $(0.8) million and $4.5 million in 1999 and 1998, respectively.

     On July 7, 1998, Oldco's Houston, Texas based steel distribution business was sold for cash proceeds of $95 million, resulting in a gain on sale of approximately $17 million. This business, which was part of the Metals Services Group, generated revenue of $88.0 million and income from operations of $12.7 million in 1998.

SPECIAL CHARGES

2000

     The special charges are comprised of the following: ($ in thousands)

Business units, locations or activities to be exited:
  Assets written down to estimated net realizable value.....    $ 5,683
  Severance costs...........................................      4,828
  Other exiting costs.......................................      1,163
Business units, locations or activities to be continued:
  Process re-engineering....................................      5,443
                                                                -------
Pre-tax.....................................................    $17,117
                                                                =======
After tax...................................................    $15,483
                                                                =======

     During 2000, the Company embarked on an initiative, the PSC Way, to standardize business processes to allow it to operate more efficiently and share information and best practices. This initiative includes defining common business processes related to transactional functions as well as client relationships and includes establishing a common management systems platform. The total cash costs for the PSC Way initiative in 2000 were $8.6 million, of which $3.2 million was capitalized to property, plant and equipment and $5.4 million is included in special charges as process re-engineering costs. The PSC Way initiative will continue into 2001 with additional cash costs expected of approximately $15 million, including severance costs.

     In the fourth quarter of 2000, the Company also made the decision to exit its European industrial outsourcing operations due to its limited geographical presence following the sale of the UK Metals business in the first quarter. Included in special charges is $4.1 million in non-cash charges for asset impairments and $0.8 million in cash costs related to severance and other exit costs. The Company is in the process of selling or winding down these operations, and it is likely that additional costs will be incurred.

     The Company has also made the decision to close and/or consolidate several locations including the consolidation of the previous three business segments, Industrial Outsourcing Services, By-Products Management and Specialty Businesses into the Industrial Outsourcing Group and the By-Products Services Group. Included in special charges are cash costs of $5.2 million for severance and other exit costs and $1.6 million in non-cash costs relating to asset impairments.

     Approximately 132 employees are being terminated as a result of these restructurings. At December 31, 2000 $5.5 million remained for severance accruals and other exit costs. As locations are continually being evaluated, it is possible that further special charges will be recorded in 2001.

1998

     The following table summarizes the special charges for continuing operations recorded by the Predecessor Company and identifies where they are disclosed in the Consolidated Statements of Earnings: ($ in thousands)

Asset impairments and other costs recorded as special
  charges...................................................    $1,109,877
Costs recorded as selling, general and administrative
  costs.....................................................        61,014
Writedowns of investments recorded as other income and
  expenses..................................................        38,250
                                                                ----------
Pre-tax.....................................................    $1,209,141
                                                                ==========
After tax...................................................    $1,209,141
                                                                ==========

Asset impairments and other costs recorded as special charges

     For the year ended December 31, 1998, the Predecessor Company recorded a charge of $1.1 billion reflecting the effects of (i) decisions made with respect to the potential disposition of certain operations, (ii) impairments of property, plant and equipment and related goodwill resulting from decisions to exit various business locations or activities and dispose of the related assets, and (iii) assessments of the recoverability of property, plant and equipment and the related goodwill of business units in continuing use as a result of the significant deterioration in the metals markets and business operations of the Predecessor Company during 1998.

     The Predecessor Company reviewed its long-lived assets and intangibles such as goodwill, to assess whether the events and changes in circumstances described in the Financial Condition section indicated that the carrying amounts of assets may not be recoverable. In making these estimates, management utilized the assessments, calculations and determinations made in preparing the plan of reorganization filed with the appropriate courts in Canada and the United States, including estimates of overall enterprise value. Where the reorganization plan or estimates of enterprise value raised doubts as to the recoverability of the assets, management estimated the future cash flows from the asset and its eventual disposition. If these estimates of future cash flow did not provide a reasonable level of assurance as to the recoverability of the carrying value of the asset, the carrying value was written down to its estimated recoverable amount.

     All businesses assessed for asset impairment were acquired in purchase business combinations and, accordingly, the goodwill that arose in the transactions was included in the tests for recoverability. Assets to be disposed of were valued at their estimated net realizable value while the value of the assets of the business units to be continued were assessed at fair value principally using discounted cash flow methods using a discount rate of approximately 12%.

     Special and non-recurring charges relate to the impairment of property, plant and equipment and related goodwill and comprise the following: ($ in thousands)

Business units, locations or activities to be exited:
  Goodwill written off......................................    $   40,000
  Fixed assets written down to estimated net realizable
     value of $6,500........................................        18,863
  Future lease and other exiting costs......................        24,254
Business units, locations or activities to be continued:
  Goodwill impairment.......................................       951,660
  Property, plant and equipment written down to estimated
     net realizable value of $99,816........................        52,360
  Other intangibles impairment..............................        22,740
                                                                ----------
                                                                $1,109,877
                                                                ==========

Costs recorded as selling, general and administrative costs

     Included in selling, general and administrative costs in 1998 are costs of $28.0 million relating to charges for financing fees and debt restructuring costs. Deferred financing costs that were previously amortized over the life of the syndicate debt were written off as the existing syndicate debt was replaced. The Predecessor Company's financial position, its planned divestitures, litigation with debtors, unexpected financial difficulties of certain customers and a general deterioration in market conditions necessitated recording an additional provision for doubtful accounts of $25.0 million. The remainder of the special charges recorded in selling, general and administrative costs related to severance payments and other costs resulting from ongoing cost reduction measures and restructuring.

Writedowns of investments recorded as other income and expenses - net

     The Predecessor Company's 24.2% investment in Innovative Valve Technologies Inc. ("Invatec"), was accounted for using the equity method of accounting. Invatec is a publicly traded company that provides comprehensive maintenance, repair, replacement and value-added distribution services of industrial valves and process system components. The reduction in carrying value of $25 million recognized a potentially long-term impairment in value that was reflected by the then-current market performance of Invatec's shares. In 1999, the Predecessor Company sold the investment.

     The Predecessor Company's investment in Strategic Holdings Inc., which was accounted for at cost, was divested in 1998 for less than its original book value. Accordingly, a writedown of the investment of $13.3 million was recorded in 1998 as part of "Other income and expense - net."

REORGANIZATION COSTS

     AICPA's Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" requires that costs for transactions and events directly associated with the reorganization of the Predecessor Company be recorded separately in the Consolidated Statement of Earnings.

     Reorganization costs of $20.6 million were recorded in the three months ended March 31, 2000, including $17.9 million in professional fees and $2.7 million in other costs. Reorganization costs of $164.2 million were recorded during fiscal year 1999, including $118.1 million relating to the revaluation of assets and liabilities to fair value, $20.1 million relating to professional fees, $12.6 million relating to employee severance and retention programs, and $13.4 million in additional legal claims and other costs.

SELLING, GENERAL AND ADMINISTRATIVE COSTS

     Selling, general and administrative costs were $138.9 million or 8.5% of revenue in fiscal 2000 compared to $177.9 million or 11.0% of revenue in fiscal 1999. The reduction was due to cost reduction efforts, closures of operations and the inclusion of $13.0 million in professional fees incurred in 1999 prior to the filing of the Plan.

     Selling, general and administrative costs decreased by $91.7 million or 34.0% in fiscal 1999 when compared to fiscal 1998. This decrease was attributable to sales and closures of operations, cost reduction initiatives and the inclusion of $61.0 million of special charges discussed above.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization of property, plant and equipment in 2000 was $47.4 million, representing a decrease of $6.4 million or 11.9% over 1999. This decrease was due to the write-offs of property, plant and equipment during 1999 as part of the Predecessor Company's reorganization and due to reduced capital expenditures during 1999 and 2000.

     Depreciation and amortization of property, plant and equipment in 1999 was $53.8 million, a decrease of $43.4 million over 1998. This decrease was due primarily to the special charge recorded in 1998, which included the write-off of property, plant and equipment and goodwill.

INTEREST EXPENSE

     Interest expense in 2000 was $30.1 million, representing a decrease of $22.7 million or 43% over 1999. This decrease was due to the Predecessor Company's reorganization which resulted in syndicate debt of $1 billion being reduced to $235.8 million of senior secured term debt and $100 million of convertible secured payment-in-kind debt. Although the Predecessor Company suspended payments of interest under the syndicate debt in November 1998, all amounts owing were expensed and included in the balance of the bank term loan through the date of filing of the Plan.

     Aggregate interest expense in 1999 was $52.8 million or $23.6 million less than 1998. Interest on the syndicate debt ceased to accrue as of the filing date, June 25, 1999, which resulted in the decrease in interest expense.

OTHER INCOME AND EXPENSE - NET

     Other income and expense - net for the year ended December 31, 2000 consists of gains on sale of assets of $7.8 million, interest earned of $6.9 million and equity income on investments.

     Other income and expense - net for 1999 consists of interest and equity income.

     Other income and expense - net for the year ended December 31, 1998 consists primarily of a net gain of $17.2 million before tax on the sale of the steel distribution business, writedowns on investments of $38.3 million described in Special charges and net proceeds on the termination of the merger agreement to acquire Safety Kleen Corp. in the first quarter of 1998 of $14.7 million. As well, the Predecessor Company earned $7.4 million of interest and equity income on investments during 1998.

INCOME TAXES

     In assessing the value of the deferred tax assets, management considered whether it would be more likely than not that all of the deferred tax assets will be realized. Projected future income tax planning strategies and the expected reversal of deferred tax liabilities are considered in making this assessment. Based on the level of historical taxable income, projections for future taxable income and subject to the limitation on the utilization of net operating loss carryforwards and excess interest deduction carryforwards, the Company has determined at this time that it is more likely than not that the Company will not realize the benefits of the deferred tax assets at December 31, 2000. The Company has recorded a valuation allowance of $201.8 million at December 31, 2000.

     Certain future events may result in such deferred tax assets being utilized in the Company's future income tax returns, which the Company will record as a reduction in the valuation allowance and, in accordance with the principles of fresh start reporting, a credit to additional paid-in capital.

     The Predecessor Company recorded income taxes recoverable in the year ended December 31, 1999 and income tax expense in the year ended December 31, 1998. The composition of the income tax recoverable in 1999 and the income tax expense in 1998 are discussed in Note 18 to the Consolidated Financial Statements appearing elsewhere herein. The Predecessor Company recorded a valuation allowance of $307.3 million and $202.4 million at December 31, 1999 and 1998, respectively

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2000, the Company's working capital was $174.7 million, representing a decrease of $87.2 million from the fresh start balance sheet at March 31, 2000. This decrease is largely attributable to the repayment of term debt of $44.6 million from the proceeds receivable on the sale of UK Metals and a reduction in revenue in the Metals Services Group.

     As of March 31, 2000, the Company entered into a $335.8 million credit agreement ("credit facility") with a syndicate of international lenders. Concurrently, the Company entered into a revolving credit agreement ("revolving operating facility") that provides up to $175 million, subject to a borrowing base formula calculated on accounts receivable. The credit facility provides term debt of $235.8 million ("term debt") and $100.0 million in convertible payment-in-kind debt ("PIK debt"). The term debt of $250 million contemplated under the Plan was reduced to $235.8 million on plan implementation due to the repayment of $14.2 million from proceeds of asset sales. The credit facility matures on March 31, 2005 and bears interest at a fixed rate of 9% for the term debt and 10% for the PIK debt. Interest payments on the term debt are due quarterly in arrears, up to a maximum of $20.0 million in the first year, and on the PIK debt, interest is payable in full on March 31, 2005. The term debt or any part thereof and/or all of the PIK debt may be prepaid and redeemed by the Company at any time during the agreement once the revolving operating facility has been terminated. The Company must pay a redemption premium of between 1% and 5% on the amount of the term debt being redeemed (excluding mandatory prepayments) and between 8 1/3% and 25% on the amount of the PIK debt being redeemed. The PIK debt is convertible by the lenders at any time into shares of common stock of PSC at an initial conversion price of $11.72 per common share, which was in excess of the fair market value of PSC on a per share basis at the time of issue.

     The Company is required to repay the term debt first and then the PIK debt in an amount equal to:

     (i) 75% of the net asset sale proceeds from the disposition of assets sold other than in the ordinary course of business;

     (ii) the net proceeds from any foreign subsidiary dispositions in excess of $1 million annually; and

     (iii) the net proceeds from the sale of the UK Metals business, which occurred in April, 2000.

     The Company is also required yearly for the first two years and quarterly after that, to repay the term debt first and then the PIK debt in an amount equal to 75% of the cash flow available for debt service.

     During 2000, the Company made mandatory prepayments of the term debt relating to net asset sales of $47.2 million, including the sale of the UK Metals business, reducing the term debt to $188.6 million as of year end.

     The credit facility contains certain restrictive covenants, including limitations on the incurrence of indebtedness, the sale of assets, the incurrence of liens, the making of specified investments, and the payment of cash dividends. In addition, the Company is required to satisfy, among other things, certain financial covenants calculated quarterly on a 12-month rolling basis, including specified interest coverage ratio, specified amounts of EBITDA, and maximum capital expenditures.

     The credit facility, subject first to the revolving operating facility, is guaranteed jointly and severally by PSC and substantially all of its direct and indirect wholly owned subsidiaries and is collateralized by security interests in the assets of PSC and substantially all of its direct and indirect wholly owned subsidiaries and a pledge of securities of substantially all of its direct and indirect wholly owned subsidiaries.

     The revolving operating facility provides for a revolving line of credit, subject to a borrowing base formula calculated on accounts receivable, of up to $175 million divided into Tranche A for up to $100 million and Tranche B for $75 million. The revolving operating facility matures on September 30, 2002. If the Company elects to terminate the revolving operating facility at any time before April 7, 2001 then it must pay a termination fee equal to 0.75% times the sum of the Tranche A advances and letters of credit outstanding, and, if the Company elects to terminate such facility between April 7, 2001 and October 7, 2001, then it must pay a termination fee equal to 0.375% times the sum of the Tranche A advances and letters of credit outstanding.

     Borrowings under the revolving operating facility bear interest at a rate equal to the base rate (which is based on the Wells Fargo Bank "prime rate") plus 1% on Tranche A advances and 3% on Tranche B advances or at the option of the Company on Tranche A advances at a rate equal to the Libor rate plus 3%. A letter of credit fee of 2.75% is charged on the amount of all outstanding letters of credit. The Company is required to pay annually an agency fee and an annual fee equal to $150,000 and $750,000, respectively, and a monthly loan servicing fee equal to $20,000. In addition, the Company is required to pay monthly an unused line of credit fee equal to 0.375% and 0.75% per annum on the average unused portion of Tranche A and Tranche B, respectively, under the revolving operating facility. At December 31, 2000, the Company's borrowing base formula limits the availability of the revolving operating facility to $150 million. The Company had undrawn capacity under the revolving operating facility of approximately $80.5 million, net of letters of credit of approximately $69.5 million.

     The revolving operating facility contains certain restrictive covenants, including limitations on the incurrence of indebtedness, the sale of assets, the incurrence of liens, the making of specified investments, and the payment of cash dividends. In addition, the Company is required to satisfy, among other things, certain financial covenants calculated quarterly on a 12-month rolling basis, including specified interest coverage ratio, specified amounts of EBITDA, and maximum capital expenditures.

     The credit facility and the revolving operating facility contain cross default provisions whereby a default in one agreement causes a default in the other agreement.

     At December 31, 2000, the Company was in compliance with the covenants of its credit facility and its revolving operating facility. During 2000, the Company had undertaken a significant project to operate more efficiently, share information and install best practices. This project, the PSC Way, includes defining common business processes related to transactional functions as well as client relationships and includes establishing a common management systems platform. The PSC Way is vital to the Company's future business success, but was not contemplated at the time the covenants were established. The total cash costs for the PSC Way in 2000 were $8.6 million, of which $3.2 million was capitalized to property, plant and equipment and $5.4 million was included in special charges as process re-engineering costs.

     Accordingly, the Company sought and received from its lenders on March 28, 2001, amendments to both the facilities to reduce the EBITDA and interest coverage ratio requirements for periods beginning with the 12 months ending March 31, 2001, to allow leeway to pursue the PSC Way. In addition, the Company sought certain other technical amendments to the facilities.

     During the first quarter 2001, pressure on the Company's businesses, particularly the metals business, led management to recognize that the Company might have difficulty complying with the amended EBITDA covenants under the facilities. In light of this development, the Company undertook an intensive review of its business prospects and spending for 2001 to determine if the covenant relief would be adequate not only through the sharp slowdown being experienced in the first quarter, but throughout 2001. The Company used what it believes are reasonable assumptions within the bounds of its knowledge. Metals prices are subject to commodity price risk, see Item 7A. Quantitative and Qualitative Disclosures about Market Risk, Commodity Price Risk, included elsewhere herein. The Company currently expects that it will remain in compliance with the amended covenants. In the event it is unable to comply with the amended covenants, the Company will renegotiate with its lenders or seek alternate financing.

     Investors should take into account that forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Further adverse developments with respect to the Company's business prospects or the United States economy generally could cause actual results to differ materially. See "Special Note Regarding Forward-Looking Statements" and "Risk Factors" included elsewhere herein.

     For the nine months ended December 31, 2000, the Company reported cash provided by continuing operating activities of $99.3 million. On April 7, 2000, Oldco sold its metals recycling and mill services business in the UK for net proceeds of $47.7 million. As a result of the reorganization, this amount was reported as a receivable in the fresh start balance sheet in other current assets. Included in the cash provided from operating activities is $44.6 million from the sale of the UK metals business and $20.9 million of restricted cash released to the Company in April 2000. Excluding the effects of these two items, cash provided by continuing operating activities for the year ended December 31, 2000 was $25.8 million compared to cash used by continuing operating activities of $7.0 million in the year ended December 31, 1999 and $59.1 million in the year ended December 31, 1998. This improvement is due to an improvement in cash collection activities and improved earnings.

     The Company believes that over the next twelve months cash generated from operations and the proceeds from the sale of operations together with amounts available under the revolving operating facility will be adequate to meet its capital expenditures and working capital needs, although no assurance can be given in this regard.

CAPITAL EXPENDITURES

     Capital expenditures for continuing operations were $49.6 million for the year ended December 31, 2000, compared to $29.3 million for the same period in 1999. Cash conservation measures by the Company reduced the amount of capital expenditures in 1999.

     The Company's capital expenditure program for 2001 is expected to be $63 million. Approximately $5 million of the capital expenditure program is expected to be spent on environmental compliance matters relating to facilities operated by the Company.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In November 2000, Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs," which states that all amounts billed to a customer in a sale transaction related to shipping and handling represent revenues earned for goods provided and, accordingly, should be classified as revenue. Issue No. 00-10 also addresses disclosure of the classification of shipping and handling costs. In addition, if shipping and handling costs are significant and are not included as part of cost of sales, disclosure should be made for both the amount of such costs and the line items on the income statement that include them. As the Company records shipping and handling revenue and costs on a gross basis, no changes were made under No. 00-10.

     In June 2000, the Financial Accounting Standards Board issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment of SFAS No. 133. In June 1999, FASB issued SFAS No. 137 to defer the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize these items as assets or liabilities in the statement of financial position and measure them at fair value. Changes in fair value of the derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction, and, if it is, the type of hedge transaction. Adoption of the standard in 2000 had no effect on the Company's financial position as the Company had no derivative instruments or hedging activities at that time.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") on revenue recognition. In order to comply with SAB 101, the Company has changed its accounting policy for contracts where it collects and processes waste material. In accordance with SAB 101, revenue is now recognized only after the waste has been disposed of in accordance with the customer contracts. The Company adopted SAB 101 in the fourth quarter of 2000. There was no significant impact on the Company's financial statements.

     The Predecessor Company also changed its accounting policy for contracts where it brokers material between two parties. The revenue and operating expenses are recorded on a gross basis rather than recording only the net commission as had previously been done. This change in accounting policy does not affect net earnings and has been applied retroactively. The revenues and operating expenses for the years ended December 31, 1999 and 1998 have been increased by $498 million and $213 million, respectively.

CAPITAL STRUCTURE

     Under the Plan, the Company allocated 24,000,000 shares of common stock to claimants as at the Plan effective date. Because of disputed claims, 764,926 shares have not yet been issued. When these claims are resolved, the shares will be issued to the appropriate claimants. The Company currently cannot determine the persons with the rights to these shares. In all events the shares will be issued to claimants under the Plan. A further 41,946 shares were issued during the nine months ended December 31, 2000.

FRESH START REPORTING

     The Company has adopted fresh start reporting in accordance with the AICPA's Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." For financial reporting purposes, the effective date of the Plan was considered to be March 31, 2000. The following balance sheet of the Company reflects the effects of the fresh start reporting under the Plan. The effect of the Plan and the implementation of fresh start reporting on the Company's Consolidated Balance Sheet as at March 31, 2000 were as follows: (in thousands)

                               PREDECESSOR                                                    REORGANIZED
                                 COMPANY           NET ASSETS       DEBT       UK METALS    PHILIP SERVICES
                           PHILIP SERVICES CORP       NOT        DISCHARGE     BUSINESS       CORPORATION
                              MARCH 31, 2000        ACQUIRED     UNDER PLAN      SOLD       MARCH 31, 2000
                           --------------------    ----------    ----------    ---------    ---------------
                                                     NOTE A        NOTE B       NOTE C
Current Assets
  Cash.................         $   36,454          $     --      $     --     $ (4,338)       $ 32,116
  Accounts
     receivable........            327,458                --            --      (15,880)        311,578
  Inventory for
     resale............             40,440                --            --       (3,659)         36,781
  Other................            104,956            (4,509)      (14,175)      44,523         130,795
                                ----------          --------      --------     --------        --------
                                   509,308            (4,509)      (14,175)      20,646         511,270
Property, plant and
  equipment............            297,976               (59)           --      (16,505)        281,412
Other assets...........             60,471            (5,821)           --           --          54,650
                                ----------          --------      --------     --------        --------
                                $  867,755          $(10,389)     $(14,175)    $  4,141        $847,332
                                ==========          ========      ========     ========        ========
Current Liabilities
  Accounts payable.....         $  105,967          $     --      $     --     $(11,570)       $ 94,397
  Accrued
     liabilities.......            151,218            (4,286)           --       (3,875)        143,057
  Current portion of
     long-term debt....             11,333            (6,000)           --         (172)          5,161
                                ----------          --------      --------     --------        --------
                                   268,518           (10,286)           --      (15,617)        242,615
Long-term debt.........              4,235             8,619       371,820         (134)        384,540
Deferred income
  taxes................              6,886                --            --         (306)          6,580
Other long-term
  liabilities..........             96,373                --            --       (1,070)         95,303
Liabilities subject to
  compromise...........          1,136,468          (726,451)     (410,017)          --              --
Stockholders' equity...           (644,725)          717,729        24,022       21,268         118,294
                                ----------          --------      --------     --------        --------
                                $  867,755          $(10,389)     $(14,175)    $  4,141        $847,332
                                ==========          ========      ========     ========        ========

Notes:

A. Certain assets and liabilities of the Predecessor Company were not acquired by the Company, which includes syndicate debt of the Predecessor Company of $657,286.

B. To record the discharge of debt, which was converted into $250,000 of senior secured term debt, $100,000 of convertible secured payment in-kind debt and 91% of the shares of common stock of the Company, and the repayment on plan implementation of $14,175 of term debt from the proceeds of asset sales, which were previously held as restricted cash.

C. The UK Metals business was sold effective April 7, 2000. The net proceeds of $47,684 represents the fair value of the net assets of the UK Metals business and was recorded in Other Current Assets at March 31, 2000. On May 25, 2000 the Canadian Court ordered the distribution of approximately $44,587 of the net proceeds which reduced the term debt of the Company.

RISK FACTORS

CONTROL BY PRINCIPAL STOCKHOLDERS

     Carl C. Icahn and entities over which he exercises direct or indirect control have filed a Schedule 13D dated April 14, 2000 indicating that the group owns in the aggregate approximately 34.6% of the Company's currently outstanding common stock. In addition, such entities hold convertible debt that is convertible into approximately 3,250,635 additional shares of common stock. Accordingly, Mr. Icahn has substantial influence over the Company, which influence might or might not be consistent with the interests of other stockholders, and on the outcome of any matters submitted to the Company's stockholders for approval. In addition, Stephen Feinberg and entities over which he exercises direct or indirect control have filed a Schedule 13D dated April 24, 2000 indicating that the group owns approximately 10.4% of the Company's currently outstanding common stock, and Taunus Corporation has filed a Schedule 13G dated February 14, 2001 indicating that it owns approximately 5.0% of the Company's currently outstanding common stock. Although the Company does not know of any current agreement, understanding or arrangement among these stockholders to act together on any matter, these stockholders would be in a position to exercise significant influence over the affairs of the Company if they were to act together in the future.

LIMITED MARKET FOR THE COMMON STOCK

     Of the shares of common stock issued or to be issued in connection with the Plan, 91% were issued to the Oldco's syndicate debt holders. As a result, there is little liquidity in the market for the common stock, and there can be no assurance that a liquid trading market will develop.

LITIGATION RISKS

     The Company's business includes health, safety and environmental risks, and, as a result, the Company becomes subject from time to time to legal or administrative proceedings whose outcome is uncertain and which may involve substantial legal costs and penalties. See Item 3, Legal Proceedings, included elsewhere herein. The Company is unable to predict the outcome of all of its pending matters, and there can be no assurance that the ultimate resolution of such matters will not have a material adverse effect on the financial condition of the Company.

EFFECT OF COMMON STOCK AVAILABLE FOR FUTURE SALE

     Sales of a substantial number of shares of common stock, or the perception that such sales could occur, could adversely affect prevailing market prices of the common stock. The Company has reserved 9,132,423 shares of common stock for issuance under its PIK debt and unsecured convertible notes. Furthermore, the Company has reserved 1,040,000 shares of common stock for issuance under its Stock Option Plan and will seek stockholder approval to adopt a Nonemployee Directors Restricted Stock Plan and a Stock-Based Bonus Plan for officers that will provide for the issuance of up to an additional 200,000 and 1,000,000 shares of common stock, respectively. No prediction can be made regarding the effect that future sales of shares of common stock will have on the market price of currently outstanding shares.

LIMITATIONS ON CHANGE OF CONTROL

     The Board of Directors of the Company is authorized to issue preferred stock in one or more additional series, with such terms, conditions and preferences as it deems appropriate, without stockholder action. Although the Company has no present plans to issue any shares of preferred stock, such shares could be issued in a manner that could render more difficult, or discourage, an attempt to obtain control of the Company by means of a tender offer, merger, proxy contest or otherwise.

     As of March 31, 2000, the Company declared a dividend of one preferred share purchase right for each share of common stock outstanding at the close of business on March 31, 2000. Such a right will also be attached to each share of common stock subsequently issued. Such rights will have certain anti-takeover effects. With certain exceptions, if triggered, the rights would cause substantial dilution to a person or group of persons that acquires more than 20% of the common stock on terms not approved by the Board.

LIMITATIONS IN CREDIT FACILITIES AND CERTIFICATE OF INCORPORATION

     The Company's credit facility and revolving operating facility contain financial and other covenants that limit the Company's ability to make acquisitions or investments, incur indebtedness, create liens, sell assets, engage in mergers or acquisitions and pay cash dividends. In addition, the Company's Certificate of Incorporation contains certain restrictions on the Company's ability to issue to or adopt incentive-based compensation programs. These restrictions could restrict corporate activities and limit the ability of the Company to react quickly to adverse economic conditions, effect future financings or take advantage of business opportunities that may arise.

COMPETITION

     The Company operates in a highly competitive environment. The Company primarily provides services to industrial companies. Many other companies offer the same or similar services and compete with the Company on a number of bases including, but not limited to (i) price; (ii) quality of service; (iii) proximity to the client; (iv) local or regional presence; (v) technology; (vi) safety performance; and (vii) financial strength. Many of these companies have greater financial resources than the Company either nationally or in the particular locale in which they operate. Moreover, the Company continues to be affected by the damage to its reputation caused by the bankruptcy of Oldco.

     With respect to the metals business in particular, the challenge posed generally by the high competitive environment is exacerbated by the severe economic conditions in the steel industry. The United States steel industry has been deteriorating for several decades in the face of foreign competition and other factors. In the fourth quarter of 2000 and the first quarter of 2001, four steel companies that were major customers of the Company have filed for protection under Chapter 11 of the United States Bankruptcy Code. While the Company has taken steps to protect itself from some of the credit exposure, it cannot protect itself fully, and it cannot make up for the loss of these major customers as the pool of major steel customers is relatively small. Moreover, prices for scrap steel are highly cyclic and are currently at a 20-year low. The combination of these factors has put considerable pressure on the Company's metals business, and it is not possible at this time to project any significant improvement in 2001. Similar conditions prevailed in 1998 and were a factor in the financial difficulties of the Predecessor Company.

     In addition to the foregoing, the Company has experienced some deterioration in its other businesses in the first quarter of 2001 because of the slowing in the United States economy and high fuel and utilities costs.

DEPENDENCE ON OUTSOURCING

     The Company's growth is dependent on the continuation of outsourcing within industrial enterprises. As enterprises focus on their core business, they are perceived to be increasingly outsourcing non-core, non-revenue generating activities in order to reduce costs. Such activities can often be performed on a more cost-effective basis by specialized industrial service and metal recovery companies that have greater expertise, technology advantages or economies of scale. In addition, many industrial enterprises have sought to reduce the number of vendors of industrial and resource recovery services by purchasing services only from those suppliers that can provide a "total service" solution, thereby providing further administrative and cost reductions. If the pace of either of these trends slows or reverses, it could have a material adverse effect on the Company's financial position and results of operations.

ENVIRONMENTAL AND REGULATORY RISKS

     ENVIRONMENTAL REGULATIONS. The Company's operations are subject to comprehensive laws and regulations related to the protection of the environment. Such laws and regulations, among other things (i) regulate the nature of the industrial by-products and wastes that the Company can accept for processing at its treatment, storage and disposal facilities, the nature of the treatment they can provide at such facilities and the location and expansion of such facilities, (ii) impose liability for remediation and clean-up of environmental contamination, including spills or releases of certain industrial by-products and waste materials resulting from shipping of waste off-site or past and present operations at the Company's facilities, and
(iii) may require financial assurance that funds will be available for the clean-up and remediation or the closure and, in some cases, post-closure care of sites. Such laws and regulations also require manifests to be completed and delivered in connection with any shipment of prescribed materials so that the movement and disposal of such material can be traced and the persons responsible for any mishandling of such material identified. Because the Company provides its customers with services designed to protect the environment by cleaning and removing waste materials or substances from customers' equipment or sites, the Company is subject to regulations that impose liability on persons involved in handling, processing, generating or transporting hazardous materials. Regulatory requirements may also be imposed as conditions of operating permits or licenses both initially and upon renewal or modification. The Company must properly remove, handle, treat, recycle or dispose of waste materials or incur liability. Transportation, transfer, storage and disposal of waste is difficult and accidents may occur. These laws and regulations are stringent and are likely to become more stringent. Existing laws and regulations, and new laws and regulations, may require the Company to modify, supplement, replace or curtail its operating methods or to modify or replace facilities or equipment at costs which may be substantial without any corresponding increase in revenues.

     Hazardous substances are present in some of the processing, transfer, storage, disposal and landfill facilities owned or used by the Company. Remediation may be required at these sites at substantial cost. The Company has developed or is developing cost estimates that are periodically reviewed and updated, and maintains reserves for these matters based on such cost estimates. Estimates of the Company's liability for remediation of a particular site and the method and ultimate cost of remediation entail a number of assumptions and are inherently difficult. There can be no assurance that the ultimate cost and expense of corrective action will not substantially exceed reserves and have a material adverse impact on the Company's operations or financial condition. Moreover, governments have from time to time required companies to remediate sites where materials were properly disposed because those governments have instituted higher standards. Thus, even proper disposal of waste does not assure the Company relief from future liability.

     In the normal course of its business and as a result of the extensive governmental regulation of industrial, environmental and metal recovery services, the Company has been the subject of administrative and judicial proceedings by regulators and has been subject to requirements to remediate environmental contamination or to take corrective action. There will be administrative or court proceedings in the future in connection with the Company's present and future operations or the operations of acquired businesses. In such proceedings in the past, the Company has been subject to monetary fines and certain orders requiring the Company to take remedial action. In the future, the Company may be subject to monetary fines, penalties, remediation, clean-up or stop orders, injunctions or orders to cease or suspend certain of its practices. The outcome of any proceeding and associated costs and expenses could have a material adverse impact on the operations or financial condition of the Company.

     The demand for certain of the Company's services may be adversely affected by the amendment or repeal of federal, state, provincial, or foreign laws and regulations or by changes in the enforcement policies of the regulatory agencies concerning such laws and regulations.

     PUBLIC CONCERNS. There is a high level of public concern over industrial by-products recovery and waste management operations, including the siting and operation of transfer, processing, storage and disposal facilities and the collection, processing or handling of industrial by-products and waste materials, particularly hazardous materials. Zoning, permit and licensing applications and proceedings and regulatory enforcement proceedings are all matters open to public scrutiny and comment. As a result, from time to time, the Company has been, and may in the future be, subject to citizen opposition and adverse publicity which may have a negative effect on its operations and delay or limit the expansion and development of operating properties and could have a material adverse effect on its operations or financial condition.

     ENVIRONMENTAL INSURANCE COVERAGE. Consistent with industry trends, the Company is not likely to be able to obtain adequate amounts of environmental impairment insurance at a reasonable premium to cover liability to third parties for environmental damage. Accordingly, if the Company were to incur liability for environmental damage either not provided for under such coverage or in excess of such coverage, the Company's financial condition and results of operations could be materially and adversely affected.

     JURISDICTIONAL RESTRICTIONS ON WASTE TRANSFERS. In the past, various states, provinces, counties and municipalities have attempted to restrict the flow of waste across and within their borders, and various federal, provincial, state, county and municipal governments may seek to do the same in the future. Any such strictures may result in the Company incurring increased third-party disposal costs in connection with alternate disposal arrangements.

     SAFETY. The Company is engaged in businesses which require significant attention to workplace safety. The cost to the Company both in the well-being of its workers and in insurance premiums, deductibles, regulatory fines and penalties has been significant. The Company continues to place considerable effort on establishing a culture of safety and continuous improvement in its safety performance.

     For a more detailed description of the impact of environmental and other governmental regulation upon the Company, see Item 1, Business - Government Regulation, included elsewhere herein.

BONDING

     In order to bid on certain industrial outsourcing or waste management contracts, the Company, like other bidders, is required to post a financial responsibility bond. The Company is also required under certain United States' and Canadian laws and regulations to demonstrate financial responsibility for possible bodily injury and property damage to third parties caused by both sudden and non-sudden occurrences. The Company is also required to provide financial assurance that funds will be available when needed for closure and post-closure care at certain of its treatment, storage and disposal facilities, the costs of which could be substantial. Such bidding requirements and such laws and regulations allow the financial assurance requirements to be satisfied by various means, including letters of credit, surety bonds, trust funds, a financial (net worth) test or a guarantee by a parent company. There is no assurance that the Company will obtain or continue to have adequate bonding facilities available to satisfy bonding requirements. Because of the tightening surety market and the Company's limited financial resources, it has had difficulty obtaining a sufficiently large bonding facility, which could have a material adverse effect on the Company's financial position and results of operations.

RELIANCE ON KEY EMPLOYEES

     The Company's success is dependent in part on its ability to retain and motivate its officers and key employees. The Predecessor Company's financial difficulties have had and continue to have a detrimental effect on its ability to attract and retain key officers and employees. As a result, the Company has experienced over the last year, and continues to experience, high employee turnover. There can be no assurance that the Company will be able to retain or employ qualified management and technical personnel. While the Company has entered into employment agreements with certain members of its senior management, should any of these persons be unable or unwilling to continue their employment with the Company, the business prospects of the Company could be materially and adversely affected.

COMMODITY PRICE AND CREDIT RISKS

     The Company is exposed to commodity price risk during the period that it has title to scrap that is held in inventory for processing and/or resale. Scrap prices are volatile due to numerous factors beyond the control of the Company, including general economic conditions, labor costs, competition, import duties, tariffs and currency exchange rates. In an increasing price environment, competitive conditions will determine how much of the scrap price increases can be passed on to the Company's customers. There can be no assurance that the Company will not have a significant net exposure due to significant price swings or failure of a customer or supplier to perform pursuant to the contract.

INSURANCE CARRIER RISK

     The Company retains liability for (i) workers' compensation claims of up to $500,000 for any one occurrence, (ii) auto and general liability claims of up to $250,000 for any one occurrence, and (iii) certain environmental liabilities up to $2.1 million for any one occurrence. The Company purchases additional insurance that limits the Company's aggregate exposure in any one year to losses of $1.5 million for auto and general liability claims (above the $100,000 retention per claim); $5 million for insured environmental liabilities (above the $100,000 retention per claim); and $14 million for workers' compensation claims (without retention). To the extent that any insurance carrier is unable to meet its obligations under existing insurance policies, the Company could be liable for the defaulted amount.

RISKS ASSOCIATED WITH ACQUISITIONS

     Between 1996 and 1998 the Predecessor Company completed over 40 acquisitions. In connection with these acquisitions, there may be liabilities that the Predecessor Company failed to discover, including liabilities arising from pollution of the environment or non-compliance with environmental laws by prior owners, for which the Company, as a successor owner, may be responsible. Indemnities and warranties for such liabilities from sellers, if obtained, may not fully cover the liabilities due to their limited scope, amounts, or duration, the financial limitations of the indemnitor or warrantor, or other reasons.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to financial risk resulting from volatility in foreign exchange rates, interest rates and commodity prices. The Company seeks to minimize these risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. In 2000, the use of derivative instruments was limited. See Note 16 to the Consolidated Financial Statements.

FOREIGN CURRENCY RATE RISK

     The revenue and expenses of the Company's Canadian and European subsidiaries are generally denominated using the local currency. The functional currency of these subsidiaries is the local currency and therefore, foreign currency translation adjustments made on consolidation are reflected as a component of stockholders' equity (deficit) as stated in the Company's accounting policies. Changes in the foreign exchange rates compared to the United States dollar can have an effect on the Company's revenue and profitability. The sensitivity of the net loss from continuing operations before tax to the changing foreign currency rates is not significant based on the 2000 operating results from foreign subsidiaries.

INTEREST RATE RISK

     Substantially all of the Company's long-term debt bears interest at a fixed rate. Borrowing under the revolving operating facility bears interest at a floating rate based on the Wells Fargo Bank prime rate or LIBOR rate. At December 31, 2000, the Company had not borrowed under the revolving operating facility, but has done so in the first quarter of 2001. In addition, letters of credit outstanding have been charged against the borrowing capacity under the revolving operating facility. The Company's exposure to interest rate risk at December 31, 2000 was not significant.

COMMODITY PRICE RISK

     Prices in Metals Services Group are established and adjusted monthly by the major steel producers. The price of ferrous scrap is a significant factor influencing the profitability of the Metals Services Group. In 2000, the Company's average selling price of ferrous scrap decreased to $85 per ton from $134 per ton in the first quarter of 2000. The Company manages its commodity price risk by acquiring ferrous metal scrap as it is needed for its customers which allows the Company to turn its inventory approximately every 38 days. Based on the inventory levels of the Metals Services Group as at December 31, 2000, a 10% change in the price of ferrous scrap during a 30 day period is estimated to change the Company's earnings (loss) from continuing operations before tax by $1.0 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Philip Services Corporation:

     In our opinion, the consolidated balance sheets, and the related consolidated statements of earnings, stockholders' equity and cash flows, present fairly, in all material respects, the financial position of Philip Services Corporation at December 31, 2000 and at March 31, 2000 and the results of its operations and its cash flows for nine months ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in
Item 14(a)(2) of Part IV herein presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 8, the Company's operating results could deteriorate further as a result of continuing competitive market conditions, particularly in the metals business, which may result in the Company having a potential event of default under the terms of certain restrictive covenants included in its debt agreements. The Company's plans to address these possibilities and for providing liquidity during 2001 are also described in Note 8.

/s/  PricewaterhouseCoopers LLP
Hamilton, Ontario, Canada
March 9, 2001, except for Note 8, which is dated March 28, 2001

                          PHILIP SERVICES CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                           (IN THOUSANDS OF DOLLARS)

                                                                            FRESH   |   PREDECESSOR
                                                                            START   |     COMPANY
                                                                          --------- |   ------------
                                                          DECEMBER 31,    MARCH 31, |   DECEMBER 31,
                                                              2000          2000    |       1999
                                                          ------------    --------- |   ------------
                                                                                    |   (UNAUDITED)
                                                                                    |
ASSETS                                                                              |
Current assets                                                                      |
  Cash and cash equivalents...........................      $ 38,747      $ 32,116  |    $   48,316
  Accounts receivable (net of allowance for doubtful                                |
     accounts of $20,980, March 31, 2000 - $14,299;                                 |
     December 31, 1999 - $23,938).....................       236,939       311,578  |       305,441
  Inventory for resale................................        42,318        36,781  |        38,939
  Other current assets (Note 4).......................        74,842       130,795  |       107,688
                                                            --------      --------  |    ----------
                                                             392,846       511,270  |       500,384
Property, plant and equipment (Note 5)................       277,571       281,412  |       303,639
Other assets (Note 6).................................        52,132        54,650  |        57,556
                                                            --------      --------  |    ----------
                                                            $722,549      $847,332  |    $  861,579
                                                            ========      ========  |    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                      |
Current liabilities                                                                 |
  Accounts payable....................................      $ 80,549      $ 94,397  |    $  110,762
  Accrued liabilities (Note 7)........................       133,237       149,852  |       141,451
  Current maturities of long-term debt (Note 8).......         4,358         5,161  |        11,917
                                                            --------      --------  |    ----------
                                                             218,144       249,410  |       264,130
Long-term debt (Note 8)...............................       342,912       384,540  |         5,268
Deferred income taxes (Note 18).......................         8,982         6,580  |         5,020
Other liabilities (Note 9)............................        81,929        88,508  |        91,826
Liabilities subject to compromise (Note 10)...........            --            --  |     1,136,468
Commitments and contingencies (Notes 20 and 22)                                     |
Stockholders' equity (deficit)(Note 17)...............        70,582       118,294  |      (641,133)
                                                            --------      --------  |    ----------
                                                            $722,549      $847,332  |    $  861,579
                                                            ========      ========  |    ==========

    These consolidated financial statements contain information relating to Philip Services Corporation ("PSC"), a Delaware corporation and its subsidiaries (collectively the "Company"), which has been prepared by management, and information relating to Philip Services Corp. ("Oldco"), an Ontario company, and its subsidiaries (collectively the " Predecessor Company"), which has been compiled by management of PSC. On April 7, 2000, Oldco and certain of its Canadian subsidiaries transferred substantially all of their assets and liabilities (except for liabilities subject to compromise) to the Company at fair value. The liabilities subject to compromise of $726.5 million were retained by Oldco and certain of its Canadian subsidiaries. As a result, Oldco remains insolvent. For financial reporting purposes, the effective date of the reorganization was March 31, 2000. Management of PSC has determined that consolidated financial information of the Predecessor Company may be of limited interest to the stockholders of PSC and has therefore included such information in this document. The consolidated financial information of the Predecessor Company does not reflect the effects of the application of fresh start reporting and is unaudited. Readers should, therefore, review this material with caution and not rely on the information disclosed for the Predecessor Company.

   The accompanying notes are an integral part of these financial statements.

                          PHILIP SERVICES CORPORATION

                      CONSOLIDATED STATEMENTS OF EARNINGS
          (IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                              |                       PREDECESSOR COMPANY
                                                FOR THE       |  --------------------------------------------------------------
                                              NINE MONTHS     |  FOR THE THREE MONTHS   FOR THE YEAR ENDED   FOR THE YEAR ENDED
                                           ENDED DECEMBER 31, |    ENDED MARCH 31,         DECEMBER 31,         DECEMBER 31,
                                                  2000        |          2000                  1999                 1998
                                           ------------------ |  --------------------   ------------------   ------------------
                                                              |      (UNAUDITED)           (UNAUDITED)          (UNAUDITED)
                                                              |
Revenue..................................      $1,156,107     |        $480,386             $1,621,101          $ 2,409,677
Operating expenses.......................       1,017,322     |         419,094              1,462,348            2,146,677
Special charges (Note 13)................          17,117     |              --                     --            1,109,877
Selling, general and administrative                           |
  costs..................................         101,883     |          37,043                177,919              269,594
Depreciation and amortization............          34,914     |          12,436                 53,786               97,229
                                               ----------     |        --------             ----------          -----------
Income (loss) from operations............         (15,129)    |          11,813                (72,952)          (1,213,700)
Interest expense.........................          29,126     |             952                 52,774               76,432
Other income and expense - net...........          (5,195)    |          (9,598)                (3,772)              (1,648)
                                               ----------     |        --------             ----------          -----------
Earnings (loss) from continuing                               |
  operations before tax and                                   |
  reorganization costs...................         (39,060)    |          20,459               (121,954)          (1,288,484)
Reorganization costs (Note 14)...........              --     |          20,607                164,205                   --
Income taxes (Note 18)...................           4,175     |             856                 (5,616)              41,443
                                               ----------     |        --------             ----------          -----------
Loss from continuing operations..........         (43,235)    |          (1,004)              (280,543)          (1,329,927)
Cumulative effect of change in accounting                     |
  principle (Note 12)....................              --     |              --                 (1,543)                  --
Discontinued operations net of tax (Note                      |
  3).....................................          (2,274)    |           1,473                 29,443             (256,945)
Fresh start adjustments (Note 1).........              --     |          45,290                     --                   --
                                               ----------     |        --------             ----------          -----------
Net earnings (loss)......................      $  (45,509)    |        $ 45,759             $ (252,643)         $(1,586,872)
                                               ==========     |        ========             ==========          ===========
Basic and diluted earnings (loss) per                         |
  share                                                       |
  Continuing operations..................      $    (1.80)    |        $  (0.01)            $    (2.14)         $    (10.14)
  Discontinued operations................           (0.09)    |            0.01                   0.22                (1.96)
  Other..................................              --     |            0.35                  (0.01)                  --
                                               ----------     |        --------             ----------          -----------
                                               $    (1.89)    |        $   0.35             $    (1.93)         $    (12.10)
                                               ==========     |        ========             ==========          ===========
Weighted average number of shares of                          |
  common stock outstanding (000's).......          24,037     |         131,144                131,144              131,130
                                               ==========     |        ========             ==========          ===========

    These consolidated financial statements contain information relating to Philip Services Corporation ("PSC"), a Delaware corporation and its subsidiaries (collectively the "Company"), which has been prepared by management, and information relating to Philip Services Corp. ("Oldco"), an Ontario company, and its subsidiaries (collectively the " Predecessor Company"), which has been compiled by management of PSC. On April 7, 2000, Oldco and certain of its Canadian subsidiaries transferred substantially all of their assets and liabilities (except for liabilities subject to compromise) to the Company at fair value. The liabilities subject to compromise of $726.5 million were retained by Oldco and certain of its Canadian subsidiaries. As a result, Oldco remains insolvent. For financial reporting purposes, the effective date of the reorganization was March 31, 2000. Management of PSC has determined that consolidated financial information of the Predecessor Company may be of limited interest to the stockholders of PSC and has therefore included such information in this document. The consolidated financial information of the Predecessor Company does not reflect the effects of the application of fresh start reporting and is unaudited. Readers should, therefore, review this material with caution and not rely on the information disclosed for the Predecessor Company.

   The accompanying notes are an integral part of these financial statements.

                          PHILIP SERVICES CORPORATION

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                           (IN THOUSANDS OF DOLLARS)

                                                                                          OTHER
                                                                        RETAINED       ACCUMULATED          TOTAL
                                                            COMMON      EARNINGS      COMPREHENSIVE     STOCKHOLDERS'
                                                            STOCK       (DEFICIT)    EARNINGS (LOSS)   EQUITY (DEFICIT)
                                                          ----------   -----------   ---------------   ----------------
PREDECESSOR COMPANY:
  Balance, December 31, 1997 (unaudited)...............   $1,348,066   $   (86,274)     $(44,851)         $1,216,941
  Common shares issued.................................          566            --            --                 566
  Tax benefit on stock option exercise.................        2,850            --            --               2,850
  Comprehensive loss:
    Net loss...........................................           --    (1,586,872)           --
    Foreign currency translation adjustments...........           --            --       (26,610)
  Total comprehensive loss.............................                                                   (1,613,482)
                                                          ----------   -----------      --------          ----------
  Balance, December 31, 1998 (unaudited)...............   $1,351,482   $(1,673,146)     $(71,461)         $ (393,125)
  Comprehensive loss:
    Net loss...........................................           --      (252,643)           --
    Foreign currency translation adjustments...........           --            --         4,635
  Total comprehensive loss.............................                                                     (248,008)
                                                          ----------   -----------      --------          ----------
  Balance, December 31, 1999 (unaudited)...............   $1,351,482   $(1,925,789)     $(66,826)         $ (641,133)
  Comprehensive earnings:
    Net earnings.......................................           --        45,759            --
    Foreign currency translation adjustments...........           --            --        (4,061)
  Total comprehensive earnings.........................                                                       41,698
                                                          ----------   -----------      --------          ----------
  Balance, March 31, 2000 (unaudited)..................   $1,351,482   $(1,880,030)     $(70,887)         $ (599,435)
                                                          ==========   ===========      ========          ==========
_______________________________________________________________________________________________________________________

  Fresh start adjustments..............................   (1,233,188)    1,880,030        70,887             717,729
                                                          ----------   -----------      --------          ----------
PHILIP SERVICES CORPORATION:
  Balance, Fresh Start March 31, 2000..................   $  118,294   $        --      $     --          $  118,294
  Shares of common stock issued........................          250            --            --                 250
  Comprehensive loss:
    Net loss...........................................           --       (45,509)           --
    Foreign currency translation adjustments...........           --            --        (2,453)
  Total comprehensive loss.............................                                                      (47,962)
                                                          ----------   -----------      --------          ----------
  Balance, December 31, 2000...........................   $  118,544   $   (45,509)     $ (2,453)         $   70,582
                                                          ==========   ===========      ========          ==========

    These consolidated financial statements contain information relating to Philip Services Corporation ("PSC"), a Delaware corporation and its subsidiaries (collectively the "Company"), which has been prepared by management, and information relating to Philip Services Corp. ("Oldco"), an Ontario company, and its subsidiaries (collectively the " Predecessor Company"), which has been compiled by management of PSC. On April 7, 2000, Oldco and certain of its Canadian subsidiaries transferred substantially all of their assets and liabilities (except for liabilities subject to compromise) to the Company at fair value. The liabilities subject to compromise of $726.5 million were retained by Oldco and certain of its Canadian subsidiaries. As a result, Oldco remains insolvent. For financial reporting purposes, the effective date of the reorganization was March 31, 2000. Management of PSC has determined that consolidated financial information of the Predecessor Company may be of limited interest to the stockholders of PSC and has therefore included such information in this document. The consolidated financial information of the Predecessor Company does not reflect the effects of the application of fresh start reporting and is unaudited. Readers should, therefore, review this material with caution and not rely on the information disclosed for the Predecessor Company.

   The accompanying notes are an integral part of these financial statements.

                          PHILIP SERVICES CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)

                                                              |                       PREDECESSOR COMPANY
                                                FOR THE       |  --------------------------------------------------------------
                                              NINE MONTHS     |  FOR THE THREE MONTHS   FOR THE YEAR ENDED   FOR THE YEAR ENDED
                                           ENDED DECEMBER 31, |    ENDED MARCH 31,         DECEMBER 31,         DECEMBER 31,
                                                  2000        |          2000                  1999                 1998
                                           ------------------ |  --------------------   ------------------   ------------------
                                                              |      (UNAUDITED)           (UNAUDITED)          (UNAUDITED)
                                                              |
OPERATING ACTIVITIES                                          |
Net loss from continuing operations......       $(43,235)     |        $ (1,004)            $(280,543)          $(1,329,927)
Items included in earnings not affecting                      |
  cash                                                        |
  Depreciation and amortization..........         34,914      |          12,436                53,786                73,090
  Amortization of goodwill...............             --      |              --                    --                24,139
  Accrued but unpaid interest............         10,888      |              --                49,540                    --
  Deferred income taxes..................          2,849      |              --                    --                33,092
  Writedown of investments...............             --      |              --                 4,220                    --
  Gain on sale of assets.................             --      |          (7,820)               (3,523)              (16,843)
  Non-cash special and reorganization                         |
    costs................................          5,683      |              --               112,874             1,209,141
                                                --------      |        --------             ---------           -----------
Cash flow from continuing operations.....         11,099      |           3,612               (63,646)               (7,308)
Changes in non-cash working capital......         88,172      |         (11,622)               56,621               (51,745)
                                                --------      |        --------             ---------           -----------
Cash provided by (used in) continuing                         |
  operating activities...................         99,271      |          (8,010)               (7,025)              (59,053)
Cash provided by (used in) discontinued                       |
  operating activities...................            191      |          (1,453)               (2,249)               (2,349)
                                                --------      |        --------             ---------           -----------
Cash provided by (used in) operating                          |
  activities.............................         99,462      |          (9,463)               (9,274)              (61,402)
                                                --------      |        --------             ---------           -----------
INVESTING ACTIVITIES                                          |
Proceeds from sale of operations.........             --      |              --                23,085               104,922
Acquisition - including acquired cash                         |
  (bank indebtedness)....................             --      |              --                    --               (22,181)
Purchase of property, plant and                               |
  equipment..............................        (37,802)     |          (8,403)              (27,438)              (56,289)
Proceeds from sale of assets.............          3,053      |          11,379                16,647                25,785
Other - net..............................         (3,115)     |          (5,623)              (14,156)              (12,155)
                                                --------      |        --------             ---------           -----------
Cash provided by (used in) continuing                         |
  investing activities...................        (37,864)     |          (2,647)               (1,862)               40,082
Cash provided by (used in) investing                          |
  activities of discontinued                                  |
  operations.............................             --      |           1,545                72,123               (21,868)
                                                --------      |        --------             ---------           -----------
Cash provided by (used in) investing                          |
  activities.............................        (37,864)     |          (1,102)               70,261                18,214
                                                --------      |        --------             ---------           -----------
FINANCING ACTIVITIES                                          |
Proceeds from long-term debt.............             --      |              --                   140               202,570
Principal payments on long-term debt.....        (55,217)     |          (1,205)              (75,982)             (103,624)
Common stock issued for cash.............            250      |              --                    --                   566
                                                --------      |        --------             ---------           -----------
Cash provided by (used in) continuing                         |
  financing activities...................        (54,967)     |          (1,205)              (75,842)               99,512
Cash provided by (used in) financing                          |
  activities of discontinued                                  |
  operations.............................             --      |             (92)                2,444               (22,988)
                                                --------      |        --------             ---------           -----------
Cash provided by (used in) financing                          |
  activities.............................        (54,967)     |          (1,297)              (73,398)               76,524
                                                --------      |        --------             ---------           -----------
Net change in cash for the period........          6,631      |         (11,862)              (12,411)               33,336
Cash and cash equivalents, beginning of                       |
  period.................................         32,116      |          48,316                60,727                27,391
                                                --------      |        --------             ---------           -----------
Cash and cash equivalents, end of                             |
  period.................................       $ 38,747      |        $ 36,454             $  48,316           $    60,727
                                                ========      |        ========             =========           ===========

    These consolidated financial statements contain information relating to Philip Services Corporation ("PSC"), a Delaware corporation and its subsidiaries (collectively the "Company"), which has been prepared by management, and information relating to Philip Services Corp. ("Oldco"), an Ontario company, and its subsidiaries (collectively the " Predecessor Company"), which has been compiled by management of PSC. On April 7, 2000, Oldco and certain of its Canadian subsidiaries transferred substantially all of their assets and liabilities (except for liabilities subject to compromise) to the Company at fair value. The liabilities subject to compromise of $726.5 million were retained by Oldco and certain of its Canadian subsidiaries. As a result, Oldco remains insolvent. For financial reporting purposes, the effective date of the reorganization was March 31, 2000. Management of PSC has determined that consolidated financial information of the Predecessor Company may be of limited interest to the stockholders of PSC and has therefore included such information in this document. The consolidated financial information of the Predecessor Company does not reflect the effects of the application of fresh start reporting and is unaudited. Readers should, therefore, review this material with caution and not rely on the information disclosed for the Predecessor Company.
   The accompanying notes are an integral part of these financial statements.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     These Consolidated Financial Statements contain information relating to Philip Services Corporation ("PSC"), a Delaware corporation and its subsidiaries (collectively the "Company"), which has been prepared by management, and information relating to Philip Services Corp. ("Oldco"), an Ontario company, and its subsidiaries (collectively the "Predecessor Company"), which has been compiled by management of PSC. On April 7, 2000, Oldco and certain of its Canadian subsidiaries transferred substantially all of their assets and liabilities (except for liabilities subject to compromise) to the Company at fair value. The liabilities subject to compromise of $726.5 million were retained by Oldco and certain of its Canadian subsidiaries. As a result, Oldco remains insolvent. Management of PSC has determined that certain consolidated financial information of the Predecessor Company may be of limited interest to the stockholders of PSC and has therefore included such information in this document. The consolidated financial information of the Predecessor Company does not reflect the effects of the application of fresh start reporting and is unaudited. Readers should, therefore, review this material with caution and not rely on the information disclosed for the Predecessor Company.

     The Consolidated Financial Statements have been prepared in U.S. dollars using accounting principles generally accepted in the United States of America except that the consolidated financial statements of the Predecessor Company have been prepared on the basis of accounting principles applicable to a going concern which would assume that the Predecessor Company would realize the carrying value of its assets, and satisfy its obligations and commitments except as otherwise disclosed, in the normal course of business. However, because of the reorganization and the circumstances relating to this event, the Predecessor Company is insolvent, and therefore will not be able to realize the carrying value of its assets and satisfy its obligations and commitments. The financial statements of the Predecessor Company do not give effect to any adjustments to the carrying value of assets or amounts and priority of liabilities that would be necessary under the basis of accounting principles that would be applicable to an insolvent company.

     The Company is an industrial services and metals services company that provides industrial outsourcing, by-product services and metal services to major industry sectors throughout North America. The Company conducts substantially the same lines of business as the Predecessor Company with the exception of the UK Metals business, which was sold on April 7, 2000.

     For all periods presented, the Consolidated Financial Statements and notes to the Consolidated Financial Statements disclose the utilities management division sold in May 1999 and the copper and non-ferrous operations discontinued in 1998 as discontinued operations as discussed in Note 3.

BANKRUPTCY FILING AND PLAN OF REORGANIZATION

     On June 25, 1999, Oldco and substantially all of its wholly owned subsidiaries located in the United States (the "U.S. Debtors"), filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware (the "U.S. Court"). Oldco and substantially all of its wholly owned subsidiaries located in Canada (the "Canadian Debtors") commenced proceedings under the Companies' Creditors Arrangements Act in Canada in the Ontario Superior Court of Justice (the "Canadian Court") on the same date.

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

     Under the Plan, members of Oldco's secured credit facility received $250 million of senior secured term debt, $100 million of convertible secured payment-in-kind debt and 91% of the shares of common stock of PSC. The senior secured term debt was reduced to $235.8 million on plan implementation due to the repayment of $14.2 million from proceeds of asset sales. The secured payment-in-kind debt is convertible into 25% of the shares of common stock of PSC on a fully diluted basis as of the Plan effective date. The Plan also provided for the conversion of certain specified impaired unsecured claims, into $60 million of unsecured payment-in-kind notes and 5% of the shares of common stock of PSC as of the Plan effective date. The Plan allowed certain holders of unsecured claims to receive $1.50 in face amount of unsecured convertible notes in exchange for every $1.00 in unsecured payment-in-kind notes that such holder would have received under the Plan. The aggregate amount of unsecured convertible notes issued was not to exceed $18 million. PSC also issued 1.5% of its shares of common stock to Canadian and U.S. class action plaintiffs to settle all class action claims. Other potential equity claimants received 0.5% of the shares of common stock of PSC and the stockholders of Oldco received 2% of the shares of common stock of PSC.

FRESH START REPORTING

     The Company has adopted fresh start reporting in accordance with the AICPA's Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." For financial reporting purposes, the effective date of the Plan was considered to be March 31, 2000. Under the principles of fresh start reporting, the Company is required to determine its reorganization value. The reorganization value of the Company was determined with the assistance of independent advisors. The methodology employed involved the estimation of an enterprise value (i.e. the fair market value of the corporation's debt and stockholders' equity) which was approximately $500 million. The significant factors used in the determination of the reorganization value were the industries in which the Company operates, the general economic conditions that impact the Company and the application of certain valuation methodologies, which included a discounted cash flow analysis based on two year's cashflow projections prepared by management with discount rates of between 11% and 12% and an analysis of comparable publicly traded company multiples and sales transactions. The reorganization value was then allocated to the Company's assets and liabilities based on their fair values. No significant adjustments were made to the Company's assets and liabilities under fresh start reporting as their fair values approximated recorded amounts at March 31, 2000.

     The Consolidated Statement of Earnings for the three months ended March 31, 2000 reflects fresh start adjustments of $45.3 million. This amount is comprised of the gain on the debt discharge of $24.0 million and $21.3 million relating to the Predecessor Company's disposition of the UK Metals business on April 7, 2000.

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

RECLASSIFICATION

     Certain reclassifications of prior periods' data have been made to conform with the current year reporting.

2.   SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company and the Predecessor Company to make estimates and assumptions that affect reported amounts of assets, liabilities, income and expenses and disclosures of contingencies. Actual results could differ from the estimates and judgments made in preparing these financial statements.

PRINCIPLES OF CONSOLIDATION

     These consolidated financial statements include the accounts of the Company and all of its subsidiaries. All intercompany transactions have been eliminated on consolidation. The equity method of accounting is used for investment ownership ranging from 20% to 50%.

REVENUE RECOGNITION

     Revenue from industrial services is recorded as the services are performed, using the percentage of completion basis for fixed rate contracts and as the related service is provided for time and material contracts. Revenue from by-product recovery operations is recognized along with the related costs of treatment, disposal and transportation at the time of performance of services. Costs to dispose of waste materials located at the Company's industrial services facilities are included in accrued liabilities.

     Revenue from the sale of recovered commodities and steel products is recognized at the time of customer acceptance. For contracts where the Company brokers materials between two parties, takes title to the product and assumes the risks and rewards of ownership, the revenue is recognized at the time of customer acceptance. If the Company is acting as an agent in those transactions, then only the commission on the transaction is recorded.

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

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of cash on deposit and term deposits in money market instruments with maturity dates of less than three months from the date they are acquired.

INVENTORY

     Inventory is recorded at the lower of average purchased cost or market.

PROPERTY, PLANT AND EQUIPMENT

     In accordance with Fresh Start reporting, property, plant and equipment were reflected at their fair value as of March 31, 2000. Additions to property, plant and equipment subsequent to this date are recorded at cost. Property, plant and equipment are depreciated over their estimated useful lives generally on the following basis: buildings 20 to 40 years straight-line; equipment 3 to 20 years straight-line. Landfill sites and improvements thereto are recorded at cost and amortized over the life of the landfill site based on the estimated landfill capacity utilized during the year. Operating costs associated with landfill sites are charged to operations as incurred. Assets under development include the direct cost of land, buildings and equipment acquired for future use together with engineering, legal and other costs incurred before the assets are brought into operation.

     Under the provisions of SOP 98-1, the Company capitalizes costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and management deems it probable the project will be completed and used to perform the function intended. Capitalized costs include only external direct costs of materials and services consumed in developing or obtaining internal-use software, and payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use software project. Capitalization of such costs cease when the project is substantially complete and ready for its intended purpose.

     The Company includes as part of the cost of its property, plant and equipment, all financing costs incurred prior to the asset becoming available for operation.

     The Company periodically reviews the carrying value of its property, plant and equipment based on the undiscounted future cash flow from operating results to determine whether such values are recoverable. Any resulting write-downs are charged to earnings.

RESTRICTED INVESTMENTS

     Restricted investments, which have been classified as held to maturity, are carried at cost, which approximates fair market value.

ENVIRONMENTAL LIABILITY

     The Company accrues future site-restoration and site closure costs based on independent environmental studies carried out at the time of acquiring a specific site. Changes in the estimated costs are charged against earnings of the related business operation or capitalized and depreciated depending on their future economic benefits. Actual site-restoration and site closure expenditures are charged against the related liability.

     The Company also accrues the costs for environmental remediation where an assessment has indicated that cleanup costs are probable and can be reasonably estimated. Such accruals are based on currently available information, estimated timing of remedial actions, existing technology and enacted laws and regulations. Costs are recorded on a gross basis and are not reduced for potential insurance recoveries. These recoveries are recorded in the year they are received and are offset against the environmental expense.

FOREIGN CURRENCY TRANSLATION

     The functional currency of the Company's foreign subsidiaries is its respective local currency. The assets and liabilities denominated in a foreign currency for foreign operations are translated at exchange rates in effect at the balance sheet date. The resulting gains and losses are reflected in the other accumulated comprehensive loss in stockholders' equity.

FINANCIAL INSTRUMENTS

     The Company's accounts receivable, accounts payable and long-term debt constitute financial instruments. The Company's accounts receivable, accounts payable and long-term debt approximated their fair value as at December 31, 2000 and March 31, 2000. Concentration of credit risk in accounts receivable is limited, due to the large number of customers the Company services throughout North America. The

Company performs ongoing credit evaluations of its customers, but does not require collateral to support customer accounts receivable. The Company establishes an allowance for doubtful accounts based on the credit risk applicable to particular customers, historical and other information.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In November 2000, Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs," which states that all amounts billed to a customer in a sale transaction related to shipping and handling represent revenues earned for goods provided and, accordingly, should be classified as revenue. Issue No. 00-10 also addresses disclosure of the classification of shipping and handling costs. In addition, if shipping and handling costs are significant and are not included as part of cost of sales, disclosure should be made for both the amount of such costs and the line items on the income statement that include them. As the Company records shipping and handling revenue and costs on a gross basis, no changes were required under No. 00-10.

     In June 2000, the Financial Accounting Standards Board issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities", an amendment of SFAS No. 133. In June 1999, FASB issued SFAS No. 137 to defer the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize these items as assets or liabilities in the statement of financial position and measure them at fair value. Changes in fair value of the derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction, and, if it is, the type of hedge transaction. Adoption of the standard in 2000 had no effect on the Company's financial position as the Company had no derivative instruments or hedging activities at that time.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") on revenue recognition. In order to comply with SAB 101, the Company has changed its accounting policy for contracts where it collects and processes waste material. In accordance with SAB 101, revenue is now recognized only after the waste has been disposed of in accordance with the customer contracts. The Company adopted SAB 101 in the fourth quarter of 2000. There was no significant impact on the Company's financial statements.

     The Predecessor Company also changed its accounting policy for contracts where it brokers material between two parties. The revenue and operating expenses are recorded on a gross basis rather than recording only the net commission as had previously been done. This change in accounting policy does not effect net earnings and has been applied retroactively. The revenues and operating expenses for the years ended December 31, 1999 and 1998 have been increased by $498 million and $213 million, respectively.

3.   DISCONTINUED OPERATIONS (in thousands)

     On May 18, 1999, Oldco sold its investment in Philip Utilities Management Corp. ("PUMC") for cash proceeds of $70,104, resulting in a gain on sale of $39,115. The operations of PUMC, previously reported as the utilities management division are reflected as discontinued operations. In December 1998, Oldco made the decision to discontinue the non-ferrous and copper operations of its Metals Services business. The sale of certain aluminum operations included in the non-ferrous operations closed on January 11, 1999 for a total consideration of approximately $69,500. During 1999 and 2000 the remainder of the operations in these segments were closed or sold, except for three operations with annual revenue of approximately $7,000, which have been transferred to continuing operations.

     Revenue from the non-ferrous, copper and utilities management operations, net of intercompany revenue, was $3,730 and $2,347 for the three months ended March 31, 2000 and nine months ended December 31,

2000, respectively, and $74,682 and $492,413 for the fiscal years ended December 31, 1999 and 1998, respectively. Net earnings from discontinued operations in the Consolidated Statements of Earnings is presented net of applicable income tax provision of $0 for the three months ended March 31, 2000 and nine months ended December 31, 2000 and $674 and $46,354 for the fiscal years ended December 31, 1999 and 1998, respectively.

4.   OTHER CURRENT ASSETS (in thousands)

                                                                                      |  PREDECESSOR
                                                                         FRESH START  |    COMPANY
                                                                         -----------  |  ------------
                                                         DECEMBER 31,     MARCH 31,   |  DECEMBER 31,
                                                             2000           2000      |      1999
                                                         ------------    -----------  |  ------------
                                                                                      |  (UNAUDITED)
                                                                                      |
Costs in excess of billings..........................      $24,048        $ 15,384    |    $ 12,568
Non-trade receivables................................       16,835          15,298    |      13,676
Consumable supplies..................................       14,585          15,844    |      15,890
Proceeds receivable on sale of UK Metals                                              |
  business(a)........................................        3,281          47,684    |          --
Restricted cash(b)...................................           --          20,937    |      48,028
Other................................................       16,093          15,648    |      17,526
                                                           -------        --------    |    --------
                                                           $74,842        $130,795    |    $107,688
                                                           =======        ========    |    ========

(a) On April 7, 2000, Oldco sold its metals recycling and mill services business in the United Kingdom for net proceeds of $47,684. On May 25, 2000, the Canadian Court ordered the distribution of approximately $44,587 of the net proceeds which was used to pay down the term debt of the Company.

(b) Restricted cash represented funds used as collateral for letters of credit, and proceeds from the sale of assets, which were held by Oldco's lenders. These funds were released to the Company in April, 2000.

5.   PROPERTY, PLANT AND EQUIPMENT (in thousands)

                                                                                               |         PREDECESSOR COMPANY
                                                                       FRESH START             |  ----------------------------------
                                                            ---------------------------------- |          DECEMBER 31, 1999
                               DECEMBER 31, 2000                      MARCH 31, 2000           |  ----------------------------------
                       ----------------------------------   ---------------------------------- |             (UNAUDITED)
                                  ACCUMULATED    NET BOOK              ACCUMULATED    NET BOOK |             ACCUMULATED    NET BOOK
                         COST     DEPRECIATION    VALUE       COST     DEPRECIATION    VALUE   |    COST     DEPRECIATION    VALUE
                       --------   ------------   --------   --------   ------------   -------- |  --------   ------------   --------
                                                                                               |
Land.................  $ 42,815     $    --      $42,815    $ 47,062     $     --     $47,062  |  $ 53,317     $     --     $ 53,317
Landfill sites.......    11,120       1,280        9,840      10,972           --      10,972  |    15,995        5,543       10,452
Buildings............    68,837       5,548       63,289      71,072           --      71,072  |    99,723       24,915       74,808
Equipment............   185,062      27,122      157,940     150,094           --     150,094  |   334,243      172,226      162,017
Assets under                                                                                   |
  development........     3,687          --        3,687       2,212           --       2,212  |     3,045           --        3,045
                       --------     -------      --------   --------     --------     -------- |  --------     --------     --------
                       $311,521     $33,950      $277,571   $281,412     $     --     $281,412 |  $506,323     $202,684     $303,639
                       ========     =======      ========   ========     ========     ======== |  ========     ========     ========

     In accordance with fresh start reporting, the cost of fixed assets at March 31, 2000, was adjusted to fair value which approximated the net book value of the assets on that date.

6.   OTHER ASSETS (in thousands)

                                                                                      |  PREDECESSOR
                                                                         FRESH START  |    COMPANY
                                                                         -----------  |  ------------
                                                         DECEMBER 31,     MARCH 31,   |  DECEMBER 31,
                                                             2000           2000      |      1999
                                                         ------------    -----------  |   ------------
                                                                                      |  (UNAUDITED)
                                                                                      |
Restricted investments(a)............................      $40,920         $39,025    |    $33,412
Other................................................       11,212          15,625    |     24,144
                                                           -------         -------    |    -------
                                                           $52,132         $54,650    |    $57,556
                                                           =======         =======    |    =======

(a) Restricted investments are controlled by the Company's captive insurance subsidiary, and as at December 31, 2000, approximately $31,183 (March 31, 2000 -- $28,500) has been pledged as security for the Company's insurance liabilities.

7.   ACCRUED LIABILITIES (in thousands)

     Accrued liabilities consist of the following:

                                                                                      |  PREDECESSOR
                                                                         FRESH START  |    COMPANY
                                                                         -----------  |  ------------
                                                         DECEMBER 31,     MARCH 31,   |  DECEMBER 31,
                                                             2000           2000      |      1999
                                                         ------------    -----------  |  ------------
                                                                                      |  (UNAUDITED)
                                                                                      |
    Insurance claims outstanding(a)..................      $ 44,332       $ 38,553    |    $ 39,473
    Accrued employee compensation and benefit                                         |
      costs..........................................        30,852         33,025    |      26,745
    Accrued purchases................................        11,769         26,498    |      16,523
    Accrued facility closure costs...................         6,019         13,189    |      13,956
    Billings in excess of costs......................         5,837          7,528    |      10,304
    Accrued special charges..........................         5,482             --    |          --
    Accrued waste material disposal costs............         4,672          6,208    |       4,205
    Accrued environmental costs......................         1,967          6,161    |       6,143
    Accrued other....................................        21,528         16,976    |      24,102
    Income taxes payable.............................           779          1,714    |          --
                                                           --------       --------    |    --------
                                                           $133,237       $149,852    |    $141,451
                                                           ========       ========    |    ========

(a) The Company determines its insurance claims liability using actuarial principles on an undiscounted basis. The Company retains liability for (i) workers' compensation claims of up to $500 for any one occurrence; (ii) auto and general liability claims of up to $250 for any one occurrence; and (iii) certain environmental liabilities up to $2,100 for any one occurrence. The Company purchases additional insurance that limits the Company's aggregate exposure in any one year to losses of $1,500 for auto and general liability claims (above the $100 retention per claim); $5,000 for insured environmental liabilities (above the $100 retention per claim); and $14,000 for workers' compensation claims (without retention). To the extent that any insurance carrier is unable to meet its obligations under existing insurance policies, the Company could be liable for the defaulted amount.

8.   LONG-TERM DEBT (in thousands except per share amounts)

                                                                                      |  PREDECESSOR
                                                                         FRESH START  |    COMPANY
                                                                         -----------  |  ------------
                                                         DECEMBER 31,     MARCH 31,   |  DECEMBER 31,
                                                             2000           2000      |      1999
                                                         ------------    -----------  |  ------------
                                                                                      |  (UNAUDITED)
                                                                                      |
Credit facility                                                                       |
  Term debt(a).......................................      $188,598       $235,825    |    $    --
  Convertible Payment-in-kind debt(a)................       107,660        100,000    |         --
Unsecured Payment-in-kind notes(b)...................        39,228         36,000    |         --
Loans collateralized by certain assets having a net                                   |
  book value of $7,124 bearing interest at a weighted                                 |
  average fixed rate of 6.4% (1999 - 5.6%) maturing                                   |
  at various dates up to 2020........................         4,703          9,551    |      9,712
Loans collateralized by certain assets having a net                                   |
  book value of $2,261 bearing interest at prime plus                                 |
  a weighted average floating rate of                                                 |
  1.5%(1999 - 0.5%) maturing at various dates up to                                   |
  2003...............................................         2,298          1,048    |      1,279
Obligations under capital leases on equipment bearing                                 |
  interest at rates varying from 6% to 12% maturing                                   |
  at various dates to 2005...........................         4,783          7,277    |      6,194
                                                           --------       --------    |    -------
                                                            347,270        389,701    |     17,185
Less current maturities of long-term debt............         4,358          5,161    |     11,917
                                                           --------       --------    |    -------
                                                           $342,912       $384,540    |    $ 5,268
                                                           ========       ========    |    =======

(a) Term debt and Convertible Payment-in-kind debt

     As of March 31, 2000, the Company entered into a $335,825 credit agreement ("credit facility") with a syndicate of international lenders. Concurrently, the Company entered into a revolving credit agreement ("revolving operating facility") see Note 8 (c). The term debt of $250,000 contemplated under the Plan was reduced to $235,825 on plan implementation due to the repayment of $14,175 from proceeds of asset sales. The credit facility provides term debt of $235,825 ("term debt") and $100,000 in convertible payment-in-kind debt ("PIK debt"). The credit facility matures on March 31, 2005 and bears interest at a fixed rate of 9% for the term debt and 10% for the PIK debt. Interest payments on the term debt are due quarterly in arrears, up to a maximum of $20,000 in the first year, and on the PIK debt, interest is payable in full on March 31, 2005. The term debt or any part thereof and/or all of the PIK debt may be prepaid and redeemed by the Company at any time during the agreement once the revolving operating facility has been terminated. The Company must pay a redemption premium of between 1% and 5% on the amount of the term debt being redeemed and between 8 1/3% and 25% on the amount of the PIK debt being redeemed excluding mandatory prepayments. The PIK debt is convertible by the lenders at any time into shares of common stock of PSC at an initial conversion price of $11.72 per share, which was in excess of the fair market value of PSC on a per share basis, determined based on an enterprise valuation as discussed in Note 1.

The Company is required to repay the term debt first and then the PIK debt in an amount equal to:

     (i) 75% of the net asset sale proceeds from the disposition of assets sold not in the ordinary course of business;

     (ii) the net proceeds from any foreign subsidiary dispositions in excess of $1,000 annually; and

     (iii) the net proceeds from the sale of the UK Metals business, which occurred in April, 2000.

     The Company is also required yearly for the first two years and quarterly after that, to repay the term debt first and then the PIK debt in an amount equal to 75% of the cash flow available for debt service.

     During 2000, the Company made mandatory prepayments of the term debt relating to net asset sales of $47,227, including the sale of the UK Metals business, reducing the term debt to $188,598.

     The credit facility, subject first to the revolving operating facility, is guaranteed jointly and severally by PSC and substantially all of its direct and indirect wholly owned subsidiaries and is collateralized by security interests in the assets of PSC and substantially all of its direct and indirect wholly owned subsidiaries and a pledge of securities of substantially all of its direct and indirect wholly owned subsidiaries.

     The credit facility contains certain restrictive covenants, including limitations on the incurrence of indebtedness, the sale of assets, the incurrence of liens, the making of specified investments, and the payment of cash dividends. In addition, the Company is required to satisfy, among other things, certain financial covenants calculated quarterly on a 12-month rolling basis, including specified interest coverage ratio, specified amounts of EBITDA, and maximum capital expenditures.

     The credit facility and the revolving operating facility contain cross default provisions whereby a default in one agreement causes a default in the other agreement.

     At December 31, 2000, the Company was in compliance with the covenants of its credit facility and its revolving operating facility, see Note 8(c). During 2000, the Company had undertaken a significant project to operate more efficiently, share information and install best practices. This project, the PSC Way, includes defining common business processes related to transactional functions as well as client relationships and includes establishing a common management systems platform. The PSC Way is vital to the Company's future business success, but was not contemplated at the time the covenants were established. The total cash costs for the PSC Way in 2000 were $8,636, of which $3,193 was capitalized to property, plant and equipment and $5,443 was included in special charges as process re-engineering costs.

     Accordingly, the Company sought and received from its lenders on March 28, 2001, amendments to both the facilities to reduce the EBITDA and interest coverage ratio requirements for periods beginning with the 12 months ending March 31, 2001, to allow leeway to pursue the PSC Way. In addition, the Company sought certain other technical amendments to the facilities.

     During the first quarter 2001, pressure on the Company's businesses, particularly the metals business, led management to recognize that the Company might have difficulty complying with the amended EBITDA covenants under the facilities. In light of this development, the Company undertook an intensive review of its business prospects and spending for 2001 to determine if the covenant relief would be adequate not only through the sharp slowdown being experienced in the first quarter, but throughout 2001. The Company used what it believes are reasonable assumptions within the bounds of its knowledge. The Company currently expects that it will remain in compliance with the amended covenants. In the event it is unable to comply with the amended covenants, the Company will renegotiate with its lenders or seek alternate financing.

(b) Unsecured Payment-in-kind notes

     Under the Plan, the Company issued an aggregate amount of $48,000 of unsecured payment-in-kind notes ("unsecured notes"). The unsecured notes mature on April 15, 2010 and bear interest at a fixed rate of 6%. The interest is payable semi-annually on April 15 and October 15, and can be paid up to April 15, 2005 in cash or additional unsecured notes, at the option of the Company. If a change in control occurs, the Company is required to make an offer to purchase an amount of unsecured notes equal to the present value of the remaining scheduled payments of principal and interest, discounted at 16%, plus accrued interest thereon. The unsecured notes will bear interest at a rate of 12% from the date of a change in control until such time as the unsecured notes are redeemed. The unsecured notes provide for annual mandatory sinking fund payments equal to 20% of the aggregate principal amount of the outstanding unsecured notes at April 15, 2005, plus all accrued and unpaid interest thereon, commencing April 15, 2006. At December 31, 2000, the unsecured notes are recorded at $34,354 based on a discount rate of 12% which approximates fair value.

     Under the Plan, the Company issued an aggregate amount of $18,000 of unsecured convertible payment-in-kind notes ("unsecured convertible notes"). The unsecured convertible notes mature on April 15, 2020 and bear interest at a fixed rate of 3% starting April 15, 2003. The interest is payable semi-annually on April 15 and October 15. The unsecured convertible notes may be converted at any time into shares of common stock of PSC at a conversion price of $30 per share. If a change in control occurs the Company is required to make an offer to purchase an amount of unsecured convertible notes equal to between 64% and 100% of the principal amount of unsecured convertible notes outstanding, plus accrued interest thereon. The unsecured convertible notes will bear interest at a rate of 12% from the date of a change in control until such time as the unsecured convertible notes are redeemed. At December 31, 2000, the unsecured convertible notes are recorded at $4,874 based on a discount rate of 12% which approximates fair value.

(c) Revolving Operating Facility

     The revolving operating facility provides for a revolving line of credit, subject to a borrowing base formula calculated on accounts receivable, of up to $175,000 divided into Tranche A for up to $100,000 and Tranche B for $75,000. The revolving operating facility matures on September 30, 2002. If the Company elects to terminate the revolving operating facility at any time before April 7, 2001 then it must pay a termination fee equal to 0.75% times the sum of the Tranche A advances and letters of credit outstanding, and, if the Company elects to terminate such facility between April 7, 2001 and October 7, 2001, then it must pay a termination fee equal to 0.375% times the sum of the Tranche A advances and letters of credit outstanding.

     Borrowings under the revolving operating facility bear interest at a rate equal to the base rate (which is based on the Wells Fargo Bank "prime rate") plus 1% on Tranche A advances and 3% on Tranche B advances or at the option of the Company on Tranche A advances at a rate equal to the Libor rate plus 3%. A letter of credit fee of 2.75% is charged on the amount of all outstanding letters of credit.

     The Company is required to pay annually an agency fee and an annual fee equal to $150 and $750, respectively, and a monthly loan servicing fee of $20. In addition, the Company is required to pay monthly an unused line of credit fee equal to 0.375% and 0.75% per annum on the average unused portion of Tranche A and Tranche B, respectively, under the revolving operating facility.

     The revolving operating facility contains certain restrictive covenants, including limitations on the incurrence of indebtedness, the sale of assets, the incurrence of liens, the making of specified investments, and the payment of cash dividends. In addition, the Company is required to satisfy, among other things, certain financial covenants calculated quarterly on a 12-month rolling basis including specified interest coverage ratio, specified amounts of EBITDA, and maximum capital expenditures.

     The revolving operating facility is guaranteed jointly and severally by PSC and substantially all of its direct and indirect wholly owned subsidiaries and is collateralized by security interests in the assets of PSC and substantially all of its direct and indirect wholly owned subsidiaries and a pledge of the securities of substantially all of its direct and indirect wholly owned subsidiaries.

     At December 31, 2000, the Company's borrowing base formula limits the availability of the revolving operating facility to $150,000. The Company had undrawn capacity under the revolving operating facility of approximately $80,474 net of outstanding letters of credit of approximately $69,526.

(d) The aggregate amount of payments required to meet long-term debt installments in each of the next five years is as follows:

    2001........................................................    $  4,358
    2002........................................................       2,257
    2003........................................................       2,139
    2004........................................................         661
    2005........................................................     296,876
    Thereafter..................................................      40,979

9.   OTHER LIABILITIES (in thousands)

                                                                                      |  PREDECESSOR
                                                                         FRESH START  |    COMPANY
                                                                         -----------  |  ------------
                                                         DECEMBER 31,     MARCH 31,   |  DECEMBER 31,
                                                             2000           2000      |      1999
                                                         ------------    -----------  |  ------------
                                                                                      |  (UNAUDITED)
                                                                                      |
Accrued environmental costs............................    $74,821         $77,053    |    $78,772
Other..................................................      7,108          11,455    |     13,054
                                                           -------         -------    |    -------
                                                           $81,929         $88,508    |    $91,826
                                                           =======         =======    |    =======

10. LIABILITIES SUBJECT TO COMPROMISE

                                                                 PREDECESSOR
                                                                   COMPANY
                                                                --------------
                                                                 DECEMBER 31,
                                                                     1999
                                                                --------------
                                                                (IN THOUSANDS)
                                                                 (UNAUDITED)
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
                                                                  ----------
                                                                  $1,136,468
                                                                  ==========

(a) In August 1997, Oldco signed a $1.5 billion revolving credit agreement, which was amended in October 1997, February 1998, June 1998, October 1998 and December 1998 (the "Syndicate Debt") with a syndicate of international lenders. Since June 30, 1998, Oldco was not in compliance with certain covenants in the Syndicate Debt, including the financial covenants, which required Oldco to maintain a specified interest coverage ratio, a debt to EBITDA ratio, a fixed charge ratio and a working capital ratio.

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

     The Plan set forth a new capital structure for the Company and the conditions that governed the restructuring of approximately $1.0 billion in secured term loans outstanding, which included accrued but unpaid interest, under the Syndicate Debt. Under the terms of the Plan, Syndicate Debt of Oldco of $1.0 billion has been converted into $250 million of senior secured debt, $100 million of convertible secured payment-in-kind debt and 91% of the shares of common stock of PSC. The secured payment-in-kind debt is convertible into 25% of the shares of common stock of PSC on a fully diluted basis as at the Plan effective date of April 7, 2000. The senior secured debt and the secured payment-in-kind debt each has a term of five years.

(b) On the acquisition of Allwaste, Inc. ("Allwaste") Oldco assumed the obligation under an indenture with respect to Allwaste's 7 1/4% Convertible Subordinated Debentures ("debentures") which were due 2014. Effective December 1, 1998, Oldco suspended payments of interest on the debentures, which created a default under the indenture. Interest accrued in 1999 to June 25, 1999, being the date of the filing of the petition for reorganization under Chapter 11 was approximately $2 million. Interest on the debentures ceased to accrue as of the filing date.

(c) Included in other long-term debt are promissory notes, relating to certain 1996 and 1997 acquisitions, totaling $16,000 which were in default as principal repayments required were not made.

     The Plan provided for the conversion of certain specified impaired unsecured claims, including those in (b) and (c) above into $60 million of unsecured payment-in-kind notes and 5% of the shares of common stock of PSC as of April 7, 2000, the Plan effective date. The Plan allowed certain holders of the unsecured claims to receive $1.50 in face amount of unsecured convertible notes in exchange for every $1.00 in face amount of unsecured payment-in-kind notes that such holder would have received under the Plan. The aggregate amount of unsecured convertible notes issued was not to exceed $18 million.

11. CHANGE IN NON-CASH WORKING CAPITAL (in thousands)

                                                     |                PREDECESSOR COMPANY
                                                     |  ------------------------------------------------
                                   NINE MONTHS ENDED |  THREE MONTHS ENDED    YEAR ENDED     YEAR ENDED
                                     DECEMBER 31,    |      MARCH 31,        DECEMBER 31,   DECEMBER 31,
                                         2000        |         2000              1999           1998
                                   ----------------- |  ------------------   ------------   ------------
                                                     |     (UNAUDITED)       (UNAUDITED)    (UNAUDITED)
                                                     |
Accounts receivable.............        $74,354      |       $(22,017)         $(19,523)     $  97,579
Inventory for resale............         (7,254)     |         (1,515)           (6,223)        31,338
Proceeds from sale of UK Metals                      |
  business......................         44,587      |             --                --             --
Other...........................         15,496      |          2,305            80,991        (58,883)
Accounts payable and accrued                         |
  liabilities...................        (38,076)     |          7,666            10,090       (130,690)
Income taxes payable............           (935)     |          1,939            (8,714)         8,911
                                        -------      |       --------          --------      ---------
                                        $88,172      |       $(11,622)         $ 56,621      $ (51,745)
                                        =======      |       ========          ========      =========

STATEMENTS OF CASH FLOWS

     The supplemental cash flow disclosures and non-cash transactions for the nine months ended December 31, 2000 and the three months ended March 31, 2000 and for the years ended December 31, 1999 and 1998 are as follows:

                                                     |                PREDECESSOR COMPANY
                                                     |  ------------------------------------------------
                                   NINE MONTHS ENDED |  THREE MONTHS ENDED    YEAR ENDED     YEAR ENDED
                                     DECEMBER 31,    |      MARCH 31,        DECEMBER 31,   DECEMBER 31,
                                         2000        |         2000              1999           1998
                                   ----------------- |  ------------------   ------------   ------------
                                                     |     (UNAUDITED)       (UNAUDITED)    (UNAUDITED)
                                                     |
Supplemental Disclosures:                            |
Interest paid...................        $13,502      |        $  951            $2,464        $63,344
Income taxes paid...............          3,668      |         2,248             7,687          3,920
Debt incurred on the purchase of                     |
  property and equipment........          1,785      |         2,782                --          2,764
Notes receivable issued/paid on                      |
  the sale/purchase of                               |
  equipment.....................          1,610      |            --             1,875             --
Debt and liabilities incurred or                     |
  assumed in acquisitions.......             --      |            --                --            189

12. CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

     The American Institute of Certified Public Accountants has issued Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" which was effective for fiscal years beginning after December 15, 1998. This statement requires that all pre-operating costs be expensed as incurred. The statement also requires that upon initial application any previous pre-operating costs that had been deferred be expensed and reported as a cumulative effect of a change in accounting principle.

13. SPECIAL CHARGES (in thousands)

2000

     The special charges comprise the following:

Business units, locations or activities to be exited:
  Assets written down to estimated net realizable value.....    $ 5,683
  Severance costs...........................................      4,828
  Other exiting costs.......................................      1,163
Business units, locations or activities to be continued:
  Process re-engineering costs..............................      5,443
                                                                -------
Pre-tax.....................................................    $17,117
                                                                =======
After tax...................................................    $15,483
                                                                =======

     During 2000, the Company embarked on an initiative to standardize business processes to allow it to operate more efficiently and share information and best practices - the PSC Way. This initiative includes defining common business processes related to transactional functions as well as client relationships and includes establishing a management systems platform. The total cash costs for the PSC Way initiative in 2000 were $8,636 of which $3,193 was capitalized to property, plant and equipment and $5,443 is included in special charges as process re-engineering costs.

     In the fourth quarter of 2000, the Company also made the decision to exit its European industrial outsourcing operations due to its limited geographical presence following the sale of the UK Metals business in the first quarter. Included in special charges is $4,057 in non-cash charges for asset impairments and $757 in cash costs related to severance and other exit costs.

     The Company has also made the decision to close and/or consolidate several locations including the consolidation of the previous three business segments, Industrial Outsourcing Services, By-Products Management and Specialty Businesses into the Industrial Outsourcing Group and the By-Products Services Group. Included in special charges are cash costs of $5,234 for severance and other exit costs and $1,626 in non-cash costs relating to asset impairments.

     Approximately 132 employees are being terminated as a result of these restructurings. At December 31, 2000 $5,482 remained for severance accruals and other exit costs.

1998 (unaudited)

     The following table summarizes the special charges recorded by the Predecessor Company in 1998 and identifies where they are disclosed in the Consolidated Statements of Earnings:

Asset impairments and other costs recorded as special
  charges(a)................................................    $1,109,877
Costs recorded as selling, general and administrative
  expenses(b)...............................................        61,014
Writedowns of investments recorded as other income and
  expenses(c)...............................................        38,250
                                                                ----------
Pre-tax.....................................................    $1,209,141
                                                                ----------
After tax...................................................    $1,209,141
                                                                ==========

(a) For the year ended December 31, 1998, the Predecessor Company recorded a charge of $1,109,877 reflecting the effects of (i) decisions made with respect to the potential disposition of certain operations, (ii) impairments of property, plant and equipment and related goodwill resulting both from decisions to exit various business locations or activities and dispose of the related assets, and (iii) assessments of the recoverability of property, plant and equipment and the related goodwill of business units in continuing use as a result of the significant deterioration in metal markets and business operations of the Predecessor Company during 1998.

     The Predecessor Company reviewed its long-lived assets and intangibles such as goodwill, to assess whether the events and changes in circumstances described in the Financial Condition section indicated that the carrying amounts of assets might not be recoverable. In making these estimates, management utilized the assessments, calculations and determinations made in preparing the plan of reorganization filed with the appropriate courts in Canada and the United States, including estimates of overall enterprise value. Where the reorganization plan or estimates of enterprise value raised doubts as to the recoverability of the assets, management estimated the future cash flows from the asset and its eventual disposition. If these estimates of future cash flow did not provide a reasonable level of assurance as to the recoverability of the carrying value of the asset, the carrying value was written down to its estimated recoverable amount.

     All businesses assessed for asset impairment were acquired in purchase business combinations and, accordingly, the goodwill that arose in the transactions was included in the tests for recoverability. Assets to be disposed of were valued at their estimated net realizable value while the value of the assets of the business units to be continued were assessed at fair value principally using discounted cash flow methods.

     The special charges related to asset impairments and other costs comprise the following:

    Business units, locations or activities to be exited:
      Goodwill written off......................................    $   40,000
    Property, plant and equipment written down to estimated net
      realizable value of $6,500................................        18,863
    Future lease and other exiting costs........................        24,254
    Business units, locations or activities to be continued:
      Goodwill written off......................................       951,660
    Property, plant and equipment written down to estimated net
      realizable value of $99,816...............................        52,360
    Other intangibles impairment................................        22,740
                                                                    ----------
                                                                    $1,109,877
                                                                    ==========

(b) Included in selling, general and administrative costs are costs of $28,000 relating to charges for financing fees and debt restructuring costs. Deferred financing costs that were previously amortized over the life of the syndicate debt were written off as the existing syndicate debt was replaced. The Predecessor Company's financial position, its planned divestitures, litigation with debtors, unexpected financial difficulties of certain customers and a general deterioration in market conditions necessitated recording an additional provision for doubtful accounts of $25,000. The remainder of the charges recorded in selling, general and administrative costs related to severance payments and other costs resulting from ongoing cost reduction measures and restructuring.

(c) The Predecessor Company's 24.2% investment in Innovative Valve Technologies Inc. ("Invatec"), was accounted for using the equity method of accounting. Invatec is a publicly traded company that provides comprehensive maintenance repair, replacement and value-added distribution services of industrial valves and process system components. The reduction in carrying value of $25,000 recognizes a long-term impairment in value that was reflected by the then-current market performance of Invatec's shares. In 1999, the Predecessor Company sold the investment.

(d) The Predecessor Company's investment in Strategic Holdings Inc., which was accounted for at cost, was divested in 1998 for less than its book value. Accordingly, a writedown of the investment of $13,250 was recorded in 1998 as part of "Other income and expense-net".

14. REORGANIZATION COSTS (in thousands)

     The expenses resulting from Oldco's reorganization filings have been segregated from expenses related to operations in the accompanying Consolidated Statements of Earnings and include the following:

                                                                      PREDECESSOR COMPANY
                                                            ---------------------------------------
                                                            THREE MONTHS ENDED       YEAR ENDED
                                                              MARCH 31, 2000      DECEMBER 31, 1999
                                                            ------------------    -----------------
                                                               (UNAUDITED)           (UNAUDITED)
Assets and liabilities adjusted to net realizable
  value.................................................         $    --              $118,137
Professional fees.......................................          17,908                20,127
Employee retention and severance........................              --                12,563
Provision for litigation claims.........................              --                 6,360
Provision for future lease rejections...................              --                 6,164
Other...................................................           2,699                   854
                                                                 -------              --------
                                                                 $20,607              $164,205
                                                                 =======              ========

15. EARNINGS PER SHARE (in thousands)

                                                  |                     PREDECESSOR COMPANY
                                                  |  ----------------------------------------------------------
                                                  |       FOR THE              FOR THE             FOR THE
                                NINE MONTHS ENDED |  THREE MONTHS ENDED      YEAR ENDED          YEAR ENDED
                                DECEMBER 31, 2000 |    MARCH 31, 2000     DECEMBER 31, 1999   DECEMBER 31, 1998
                                ----------------- |  ------------------   -----------------   -----------------
                                                  |     (UNAUDITED)          (UNAUDITED)         (UNAUDITED)
                                                  |
Net earnings (loss) for the                       |
  period -- basic and                             |
  diluted.....................      $(45,509)     |       $ 45,759            $(252,643)         $(1,586,872)
                                    ========      |       ========            =========          ===========
Number of shares of common                        |
  stock outstanding...........        24,042      |        131,144              131,144              131,144
Effect of using weighted                          |
  average shares of common                        |
  stock outstanding...........            (5)     |             --                   --                  (14)
                                    --------      |       --------            ---------          -----------
Basic and diluted weighted                        |
  average number of shares of                     |
  common stock outstanding....        24,037      |        131,144              131,144              131,130
                                    ========      |       ========            =========          ===========

16. DERIVATIVE FINANCIAL AND COMMODITY INSTRUMENTS (in thousands except rate/strike price and term)

     At December 31, 2000, the Company had no derivative instruments outstanding. The Predecessor Company utilized interest rate swaps and collars to fix the interest rate on a portion of its floating rate debt and thereby manage the interest rate risk associated therewith. The credit risk of counterparty fulfillment on all such contracts is mitigated by dealing only with credit worthy major public financial institutions.

     The following table summarizes the outstanding derivative instruments at December 31:

                                                       PREDECESSOR COMPANY (UNAUDITED)
                             -----------------------------------------------------------------------------------
                                               1999                                       1998
                             ----------------------------------------   ----------------------------------------
                                CONTRACT/       TERM        RATE/          CONTRACT/       TERM        RATE/
INSTRUMENTS                  NOTIONAL AMOUNT   (YEARS)   STRIKE PRICE   NOTIONAL AMOUNT   (YEARS)   STRIKE PRICE
-----------                  ---------------   -------   ------------   ---------------   -------   ------------
Interest rate
  swaps/collars............    $        --        --             --      $    130,000       0.4          6.95%
Copper futures purchases...     3,250 lbs.       0.2      $0.81/lb.       11,575 lbs.       0.3      $0.73/lb.

     The Predecessor Company had forward physical copper sales commitments to customers totaling 7,157 lbs. and 7,500 lbs. at December 31, 1999 and 1998, respectively and copper futures purchase contracts with major public broker dealers which were, collectively designated as hedges for its copper processing operations and inventory.

17. STOCKHOLDERS' EQUITY (DEFICIT)
     (in thousands except number of shares/options and per share amounts)

                                                                                   |  PREDECESSOR
                                                                                   |    COMPANY
                                                                                   |  ------------
                                                         DECEMBER 31,   MARCH 31,  |  DECEMBER 31,
                                                             2000          2000    |      1999
                                                         ------------   ---------- |  ------------
                                                                                   |  (UNAUDITED)
                                                                                   |
Share capital consists of:                                                         |
Authorized                                                                         |
  10,000,000 shares of preferred stock                                             |
  90,000,000 shares of common stock                                                |
Outstanding                                                                        |
Shares of common stock                                                             |
  Number..............................................    24,041,946    24,000,000 |  131,144,013
  Dollars.............................................    $  118,544    $  118,294 |  $ 1,351,482

     The outstanding share capital of the Company and Predecessor Company comprises the following:

                                                                      COMMON STOCK
                                                                -------------------------
                                                                  NUMBER         AMOUNT
                                                                -----------    ----------
Philip Services Corporation:
  Balance - March 31, 2000..................................     24,000,000    $  118,294
  Shares issued for cash....................................         41,946           250
                                                                -----------    ----------
  Balance - December 31, 2000...............................     24,041,946    $  118,544
                                                                ===========    ==========
_____________________________________________________________________________________________

Predecessor Company: (unaudited)
  Balance - December 31, 1998...............................    131,144,013    $1,351,482
                                                                ===========    ==========
  Balance - December 31, 1999...............................    131,144,013    $1,351,482
                                                                ===========    ==========
  Balance - March 31, 2000..................................    131,144,013    $1,351,482
                                                                ===========    ==========

STOCK OPTIONS -- PHILIP SERVICES CORPORATION

     On the Plan effective date, the Company issued 1,000,000 common share options to the President and Chief Executive Officer at exercise prices ranging from $5.96 to $8.69 per common share. These prices were in excess of the Company's fair market value on a per share basis as at the Plan effective date determined based on an enterprise valuation as discussed in Note 1. The options are exercisable evenly over the next four years and expire on April 6, 2010.

     The Company has also allotted and reserved 1,040,000 shares of common stock under its 2000 Stock Option Plan ("Option Plan") Under the Option Plan, options may be granted to purchase shares of common stock of the Company at the then-current market price. The options have a term of not more than ten years from the date of grant. Options granted under the Option Plan may be either incentive stock options, which are intended to meet the requirement of Section 422 of the Internal Revenue Code, or non qualified stock options. The Company had granted 874,500 options as at December 31, 2000 at an exercise price of $6.83.

     The Company has allotted and reserved 9,132,423 shares of common stock issuable under the PIK debt and the unsecured convertible notes.

17. STOCKHOLDERS' EQUITY (DEFICIT)
     (in thousands except number of shares/options and per share amounts) (continued)

     SFAS No. 123 "Accounting for Stock Based Compensation", issued in October 1995, defines a fair value based method of accounting for employee stock options. Under this fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the exercise period. However, SFAS No. 123 allows an entity to continue to measure compensation cost in accordance with Accounting Principle Board Statement No. 25 ("APB 25"). The Company has elected to measure compensation costs related to stock options in accordance with APB 25 and recognizes no compensation expense for stock options granted. Accordingly, the Company has adopted the disclosure only provisions of SFAS No. 123.

     If compensation costs were measured using the fair value of the stock options on the date of grant in accordance with SFAS No. 123 the Company's net loss would be as follows:

                                                                   NINE MONTHS ENDED
                                                                   DECEMBER 31, 2000
                                                                -----------------------
                                                                AS REPORTED    PROFORMA
                                                                -----------    --------
Net loss....................................................     $(45,509)     $(46,657)
Basic and diluted loss per share............................     $  (1.89)     $  (1.94)

     The weighted average fair value of options granted during the nine months ended December 31, 2000 was 4.06. The fair value of each option was determined using the Black-Scholes option valuation model with the following assumptions:
(i) risk free interest rate of 5.09 (ii) expected volatility of 76.08 (iii) expected option life ranging from 5 to 10 years and (iv) no annualized dividend yield.

STOCK OPTIONS -- PREDECESSOR COMPANY (UNAUDITED)

     On the effective date of the reorganization, all options of the Predecessor Company were cancelled.

     Common share options issued and outstanding were as follows:

                                                               NUMBER            $/SHARE
                                                              ---------    -------------------
Employee stock option plans(a)
Year of grant
1995........................................................    575,104              Cdn $9.88
1996........................................................    968,300     Cdn $8.50 to 11.90
1997........................................................  3,576,000    Cdn $18.10 to 22.75
1997 Serv-Tech acquisition..................................    246,981         $7.44 to 22.64
1997 Allwaste acquisition...................................  1,283,961         $6.96 to 10.64
1998........................................................  2,277,500     Cdn $3.95 to 22.85
Issued in conjunction with the acquisition of Philip
  Environmental Corporation(b)..............................    776,386      Cdn $7.05 to 8.00
                                                              ---------
Total outstanding December 31, 1999.........................  9,704,232
                                                              =========

(a) The Predecessor Company allotted and reserved 10,257,149 common shares under its 1991 and 1997 Employee Stock Option Plans, the Serv-Tech Long Term Incentive Plan, the Serv-Tech Amended and Restated 1989 Incentive Stock Option Plan and the Allwaste Amended and Restated 1989 Replacement Non-Qualified Stock Option Plan and any supplements thereto. All options expired five to ten years from the date of grant. All the options outstanding were issued at the then current market price.

(b) These options expired on November 26, 2000.

17. STOCKHOLDERS' EQUITY (DEFICIT)
     (in thousands except number of shares/options and per share amounts) (continued)

     If compensation costs were measured using the fair value of the stock options on the date of grant, during 1999 and 1998, in accordance with SFAS No. 123 the Predecessor Company's net loss would have been as follows:

                                                     1999                         1998
                                           ------------------------    --------------------------
                                           AS REPORTED    PROFORMA     AS REPORTED     PROFORMA
                                           -----------    ---------    -----------    -----------
                                           (UNAUDITED)                 (UNAUDITED)
Net loss.................................   $(252,643)    $(261,144)   $(1,586,872)   $(1,596,472)
Basic and diluted loss per share.........   $   (1.93)    $   (1.99)   $    (12.10)   $    (12.17)

     The weighted average fair value of options granted in 1999 and 1998 was nil and $1.55, respectively. The fair value of each option was determined using the Black-Scholes option valuation model with the following assumptions for 1998:
(i) risk free interest rate of 5.44 (ii) expected volatility of 94.94, (iii) expected option life ranging from 5 to 10 years and (iv) no annualized dividend yield.

18. INCOME TAXES (in thousands)

     The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes". Under SFAS No. 109, the Company provides deferred income taxes for the tax effects of temporary differences between the financial reporting and income tax bases of the Company's assets and liabilities.

     The Company is organized under the laws of the State of Delaware and it is regarded as a United States corporation for the purposes of this note. The Predecessor Company was organized under the laws of Ontario and is regarded as a Canadian corporation for purposes of this note.

     The Company has net operating loss carryforwards in the U.S. of approximately $180,000. The US net operating loss carryforwards expire between the years 2001 and 2020. The Company has approximately $103,000 in excess interest deductions carryforwards which carry forward indefinitely.

     Distribution of the new common stock of the Company to the Company's creditors pursuant to the Plan has resulted in an ownership change as defined in
Section 382 of the Internal Revenue Code. As a result, the Company's ability to utilize $144,000 of its net operating loss carryforwards and its excess interest deduction carryforwards is limited.

     Certain future events may result in the net operating loss and excess interest deduction carryforwards being utilized in the Company's future income tax returns, which the Company will record as a reduction in the valuation allowance, and, in accordance with the principles of fresh start reporting, a credit to additional paid-in capital to the extent the utilized amount relates to a period prior to the reorganization otherwise a credit to the tax provision.

                                                  |                PREDECESSOR COMPANY
                                                  |  ------------------------------------------------
                                                  |                                YEAR ENDED
                               NINE MONTHS ENDED  |  THREE MONTHS ENDED           DECEMBER 31,
                                 DECEMBER 31,     |      MARCH 31,         --------------------------
                                     2000         |         2000              1999           1998
                               -----------------  |  ------------------    -----------    -----------
                                                  |     (UNAUDITED)        (UNAUDITED)    (UNAUDITED)
                                                  |
Earnings (loss) from                              |
  continuing operations                           |
  before tax and                                  |
  reorganization costs                            |
U.S. ......................        $(32,813)      |       $13,259          $  (125,433)   $(1,062,474)
Non U.S. ..................          (6,247)      |         7,200                3,479       (226,010)
                                   --------       |       -------          -----------    -----------
Total......................        $(39,060)      |       $20,459          $  (121,954)   $(1,288,484)
                                   ========       |       =======          ===========    ===========

     Federal, state and foreign income tax provisions (benefits) are as follows:

                                                     |                PREDECESSOR COMPANY
                                                     |  ------------------------------------------------
                                                     |                                YEAR ENDED
                                  NINE MONTHS ENDED  |  THREE MONTHS ENDED           DECEMBER 31,
                                    DECEMBER 31,     |      MARCH 31,         --------------------------
                                        2000         |         2000              1999           1998
                                  -----------------  |  ------------------    -----------    -----------
                                                     |     (UNAUDITED)        (UNAUDITED)    (UNAUDITED)
                                                     |
U.S. -- Federal and state                            |
  Current.....................         $1,124        |         $690             $   417        $ 3,721
  Deferred....................             --        |           --                  --         18,897
                                       ------        |         ----             -------        -------
                                        1,124        |          690                 417         22,618
                                       ------        |         ----             -------        -------
Non U.S.                                             |
  Current.....................            202        |          166              (6,033)         5,294
  Deferred....................          2,849        |           --                  --         13,531
                                       ------        |         ----             -------        -------
                                        3,051        |          166              (6,033)        18,825
                                       ------        |         ----             -------        -------
Total.........................         $4,175        |         $856             $(5,616)       $41,443
                                       ======        |         ====             =======        =======

     The Company's income tax expense (benefit) comprises the following:

                                                     |                PREDECESSOR COMPANY
                                                     |  ------------------------------------------------
                                                     |                                YEAR ENDED
                                  NINE MONTHS ENDED  |  THREE MONTHS ENDED           DECEMBER 31,
                                    DECEMBER 31,     |      MARCH 31,         --------------------------
                                        2000         |         2000              1999           1998
                                  -----------------  |  ------------------    -----------    -----------
                                                     |     (UNAUDITED)        (UNAUDITED)    (UNAUDITED)
                                                     |
Income tax expense (benefit)                         |
  based on statutory effective                       |
  income tax rates............        $(13,671)      |       $    43           $(128,373)     $(575,112)
(Increase) decrease in income                        |
  tax benefit resulting from:                        |
  Tax rate differentials in                          |
     other jurisdictions......             480       |          (269)              4,613         71,298
  Domestic taxes on foreign                          |
     earned income............           1,998       |            --                  --             --
  Non-deductible expenses                            |
     goodwill and                                    |
     amortization.............             933       |           113               2,618         13,597
Other non-deductible expenses                        |
  relating to special                                |
  charges.....................             839       |           988              15,685        329,598
Valuation allowance...........          14,184       |         1,140             104,924        202,408
Other.........................            (588)      |        (1,159)             (5,083)          (346)
                                      --------       |       -------           ---------      ---------
Income tax expense                                   |
  (benefit)...................        $  4,175       |       $   856           $  (5,616)     $  41,443
                                      ========       |       =======           =========      =========

     The net deferred tax liability consists of the following temporary differences:

                                                                 |         PREDECESSOR COMPANY
                                                                 |  ----------------------------------
                                              NINE MONTHS ENDED  |  THREE MONTHS ENDED     YEAR ENDED
                                                DECEMBER 31,     |      MARCH 31,         DECEMBER 31,
                                                    2000         |         2000               1999
                                              -----------------  |  ------------------    ------------
                                                                 |     (UNAUDITED)        (UNAUDITED)
                                                                 |
Net operating loss and excess interest                           |
  deduction carryforwards.................        $(105,914)     |       $(83,646)         $(142,785)
Accruals not yet deductible and asset                            |
  basis differences.......................          (86,678)     |        (37,618)          (140,035)
Other.....................................             (177)     |          6,580            (19,492)
Valuation allowance.......................          201,751      |        121,264            307,332
                                                  ---------      |       --------          ---------
Net deferred tax liability................        $   8,982      |       $  6,580          $   5,020
                                                  =========      |       ========          =========

     The net operating loss carryforwards expire between the years 2001 and 2020. In assessing the value of the deferred tax assets, management considers whether it is more likely than not that all of the deferred tax assets will be realized. Projected future income tax planning strategies and the expected reversal of deferred tax liabilities are considered in making this assessment. In 2000, based on the level of historical taxable income and projections for future taxable income over the periods in which the net operating losses are deductible, it was determined that, at this time, it is more likely than not that the Company will not realize the benefits of deferred tax assets. The valuation allowance increased by $80,487 for the nine months ended December 31, 2000, of which $14,184 relates to the change in deferred tax assets related to the nine month period and $66,303 relates to the adjustment of deferred tax assets and liabilities resulting from an analysis of book and tax basis differences as of the fresh start reporting date.

     Provisions have not been made for U.S. income taxes or foreign withholding taxes on approximately $22,600 of undistributed earnings of foreign subsidiaries as these earnings are considered indefinitely reinvested. These earnings could become subject to U.S. income taxes and foreign withholding taxes if they were remitted as dividends, were loaned to the Company or a U.S. subsidiary, or if the Company should sell its stock in the subsidiaries. If such earnings were not considered indefinitely reinvested, deferred U.S. income taxes and foreign withholding taxes would have been provided of approximately $8,000.

19. RELATED PARTIES (in thousands)

(a) The following transactions were recorded with the directors and officers of the Company and Predecessor Company:

                                                                        |     PREDECESSOR COMPANY
                                                                        |  --------------------------
                                                     NINE MONTHS ENDED  |   YEAR ENDED DECEMBER 31,
                                                       DECEMBER 31,     |  --------------------------
                                                           2000         |     1999           1998
                                                     -----------------  |  -----------    -----------
                                                                        |  (UNAUDITED)    (UNAUDITED)
                                                                        |
Repayments from (to) directors...................         $    --       |  $        53      $(1,400)
                                                          -------       |  -----------      -------
Services acquired from companies controlled by                          |
  officers and directors.........................         $    --       |  $     2,124      $ 3,724
                                                          -------       |  -----------      -------

(b) An amount due from an officer and a director of the Predecessor Company at December 31, 1999 and 1998 of $428 and $481 respectively has been included in other current assets. The loan is unsecured, non-interest bearing and payable on demand. As of December 31, 2000, this amount has been repaid in full.

20. COMMITMENTS (in thousands)

     Future rental payments required under operating leases for premises and equipment are as follows:

2001........................................................    $22,624
2002........................................................     16,674
2003........................................................     11,978
2004........................................................      8,684
2005 and thereafter.........................................     11,117

     Letters of credit issued amounted to $69,526 as at December 31, 2000 (March 31, 2000 -- $84,899). The Company has guaranteed a loan of approximately $2,000 for a minority investee.

21. SEGMENTED INFORMATION (in thousands)

     The Company's business operations are organized into the following three segments:

     - Industrial Outsourcing Group, which includes the operations that perform industrial cleaning and maintenance, mechanical services, piping and fabrication, turnaround and outage services, electrical contracting and instrumentation, decommissioning and remediation services and paint booth cleaning and overspray recovery services.

     - By-Products Services Group, which includes industrial by-product collection, recycling, processing and disposal, as well as analytical services, container and tank cleaning and emergency response services.

     - Metals Services Group, whose primary operations include ferrous and non-ferrous scrap collection and processing, brokerage, transportation and on-site mill services as well as end-processing and distribution.

                                                    NINE MONTHS ENDED DECEMBER 31, 2000
                                      ----------------------------------------------------------------
                                                                                SHARED
                                      INDUSTRIAL    BY-PRODUCTS    METALS     SERVICES &
                                      OUTSOURCING    SERVICES     SERVICES   ELIMINATIONS     TOTAL
                                      -----------   -----------   --------   ------------   ----------
Revenue............................    $496,870      $216,068     $443,169     $     --     $1,156,107
Income (loss) from operations......      11,848        11,608        3,836      (42,421)       (15,129)
Income (loss) from operations
  before special charges...........      18,866        12,731        3,836      (33,445)         1,988
Total assets.......................     212,449       178,953      222,331      108,816        722,549
Depreciation and amortization......      13,947         9,848        7,709        3,410         34,914
Capital expenditures...............      16,173        10,115        9,837        5,072         41,197
Equity investments.................          --            --        2,978        1,637          4,615
Total assets - Fresh start - March
  31, 2000.........................    $234,627      $173,825     $254,161     $184,719     $  847,332

     The geographical segmentation of the Company's businesses is as follows:

                                                           NINE MONTHS ENDED         FRESH START
                                                           DECEMBER 31, 2000        MARCH 31, 2000
                                                        ------------------------    --------------
                                                                      LONG-LIVED      LONG-LIVED
                                                         REVENUE        ASSETS          ASSETS
                                                        ----------    ----------    --------------
United States........................................   $  992,342     $218,046        $215,656
Canada...............................................      153,453       62,712          66,127
Other................................................       10,312       45,002          48,002
                                                        ----------     --------        --------
                                                        $1,156,107     $325,760        $329,785
                                                        ==========     ========        ========

_____________________________________________________________________________

                                                          PREDECESSOR COMPANY
                                                ---------------------------------------
                                             THREE MONTHS ENDED MARCH 31, 2000 (UNAUDITED)
                                  -------------------------------------------------------------------
                                                                              SHARED
                                  INDUSTRIAL    BY-PRODUCTS     METALS      SERVICES &
                                  OUTSOURCING    SERVICES      SERVICES    ELIMINATIONS      TOTAL
                                  -----------   -----------   ----------   ------------   -----------
Revenue.........................  $  186,048    $   57,940    $  236,398    $      --     $   480,386
Income (loss) from operations...      13,154           230         9,470      (11,041)         11,813
Total assets....................     234,627       176,502       295,085      161,541         867,755
Depreciation and amortization...       4,599         3,285         3,831          721          12,436
Capital expenditures............       3,592         2,527         2,255           29           8,403
Equity investments..............          --            --         5,848           --           5,848

                                                           PREDECESSOR COMPANY
                                                 ---------------------------------------
                                                YEAR ENDED DECEMBER 31, 1999 (UNAUDITED)
                                   ------------------------------------------------------------------
                                                                               SHARED
                                   INDUSTRIAL    BY-PRODUCTS     METALS      SERVICES &
                                   OUTSOURCING    SERVICES      SERVICES    ELIMINATIONS     TOTAL
                                   -----------   -----------   ----------   ------------   ----------
Revenue..........................  $  646,002    $  266,146    $  708,953    $      --     $1,621,101
Income (loss) from operations....     (13,558)        4,199         2,494      (66,087)       (72,952)
Total assets.....................     211,596       182,848       306,625      160,510        861,579
Depreciation and amortization....      21,995        14,642        15,047        2,102         53,786
Capital expenditures.............      11,743         7,823         7,496        2,251         29,313
Equity investments...............       2,728            --         5,348           --          8,076

                                                           PREDECESSOR COMPANY
                                                 ---------------------------------------
                                                YEAR ENDED DECEMBER 31, 1998 (UNAUDITED)
                                   ------------------------------------------------------------------
                                                                               SHARED
                                   INDUSTRIAL    BY-PRODUCTS     METALS      SERVICES &
                                   OUTSOURCING    SERVICES      SERVICES    ELIMINATIONS     TOTAL
                                   -----------   -----------   ----------   ------------   ----------
Revenue..........................  $  825,191    $  301,152    $1,283,334    $      --     $2,409,677
Income (loss) from operations....    (412,145)      (48,126)     (516,041)    (237,388)    (1,213,700)
Income (loss) from operations
  before special charges.........      37,421         8,317        (2,367)     (86,180)       (42,809)
Total assets.....................     270,529     1,005,487       427,358     (604,517)     1,098,857
Depreciation and amortization....      28,561        17,847        33,582       17,239         97,229
Capital expenditures.............      12,977        11,553        29,638        4,885         59,053
Equity investments...............       7,766            --         3,776           --         11,542

     The geographical segmentation of the Predecessor Company's businesses is as follows:

                                                            PREDECESSOR COMPANY
                                 -------------------------------------------------------------------------
                                  THREE MONTHS ENDED           YEAR ENDED                YEAR ENDED
                                    MARCH 31, 2000          DECEMBER 31, 1999         DECEMBER 31, 1998
                                 ---------------------   -----------------------   -----------------------
                                            LONG-LIVED                LONG-LIVED                LONG-LIVED
                                 REVENUE      ASSETS      REVENUE       ASSETS      REVENUE       ASSETS
                                 --------   ----------   ----------   ----------   ----------   ----------
                                      (UNAUDITED)              (UNAUDITED)               (UNAUDITED)
United States..................  $398,660    $215,656    $1,308,159    $219,471    $2,008,391    $281,024
Canada.........................    47,566      72,007       212,067      74,936       290,854     144,301
Other..........................    34,160      65,111       100,875      60,471       110,432      64,713
                                 --------    --------    ----------    --------    ----------    --------
                                 $480,386    $352,774    $1,621,101    $354,878    $2,409,677    $490,038
                                 ========    ========    ==========    ========    ==========    ========

22. CONTINGENCIES (in thousands)

(a) The Company (together with the industries in which it operates) is subject to federal, state, local and foreign (particularly Canadian provincial) environmental laws and regulations concerning discharges to the air, soil, surface and subsurface waters and the generation, handling, storage, transportation, treatment and disposal of waste materials and hazardous substances. The Company and the industries in which it operates are also subject to other federal, state, local and foreign (particularly Canadian provincial) laws and regulations including those that require the Company to remove or mitigate the effects of the disposal or release of certain materials at various sites.

     It is impossible to predict precisely what effect these laws and regulations will have on the Company in the future. Compliance with environmental laws and regulations may result in, among other things, capital expenditures, costs and liabilities. Management believes, based on past experience and its best assessment of future events, that these environmental liabilities and costs will be assessed and paid over an extended period of time. The Company believes that it will be able to fund such liabilities and costs in the ordinary course of business.

     Certain of the Company's facilities require accruals for expected site restoration costs as a result of operating practices at the sites prior to their acquisition by the Company. The Company has established procedures to periodically evaluate these sites, giving consideration to the nature and extent of the expected site restoration or site closure and at December 31, 2000 has estimated the liability to remediate these sites to be $55,457 (March 31, 2000 -- $60,536, December 31, 1999 -- $63,782

     (unaudited)). If it is determined that more expensive restoration approaches may be required in the future, the Company could incur additional obligations which could be material.

     The Company has been named as a potentially responsible or liable party under U.S. federal and state superfund laws in connection with various sites. It is alleged that the Company or its predecessors transported waste to the sites, disposed of waste at the sites, or operated the sites in question. In December 1998, the Company and other potentially liable parties ("PLPs") completed a remedial investigation of the Pasco Sanitary Landfill Site in the State of Washington and submitted a feasibility study to the Washington State Department of Ecology ("Ecology"). The seven-year plan outlined in the study ("Preferred Remedy") is expected to be the final remedy to be followed by post-closure monitoring for approximately 30 years. Ecology presented the parties with draft agreed orders in June 2000 covering two separate scopes of work. One scope of work relates to the closure and post-closure monitoring of the sanitary landfill portion of the site. The other scope of work covers the remediation and monitoring of the industrial waste burial zones. Cooperating PLPs, including the Company, have executed the agreed orders. The Company has reached agreement with the industrial waste area generator PLPs with respect to funding allocation for remediation of all but one of the industrial waste zones. The Company has also entered into negotiations with the sanitary landfill PLPs, including certain municipalities that may have access to grant funding for the closure of the landfill. Preferred Remedy activities are expected to commence in 2001. The cost of cleanup is estimated to be in the range of $14,000 to $17,000. The Company's share of such costs cannot be definitively determined at this time, but preliminary estimates indicate that the Company may be liable for more than 50% of such costs. The Company is investigating whether insurance coverage may be available to cover the Company's costs for the cleanup. The Company has reviewed the nature and extent of the allegations, the number, connection and financial ability of other named and unnamed potentially responsible parties and the nature and estimated cost of the likely remedy. Based on its review, at December 31, 2000, the Company has accrued its estimate of its liability to remediate these sites at $21,331 (March 31, 2000 -- $22,678, December 31, 1999 --
     $22,519 (unaudited)). If it is determined that more expensive remediation approaches may be required in the future, the Company could incur additional obligations which could be material.

     The liabilities discussed above are disclosed in the Consolidated Balance Sheets at December 31, 2000 as follows:

    Accrued liabilities........................................   $ 1,967
    Other liabilities..........................................    74,821
                                                                  -------
                                                                  $76,788
                                                                  =======

(b) In October 1999, Exxon Corporation ("Exxon") commenced an action in the District Court, Harris County, Texas against International Catalyst, Inc. ("INCAT"), an indirect wholly owned subsidiary of PSC, for damages of approximately $32,100 arising from certain work conducted by INCAT at Exxon's Baytown, Texas chemical plant. Exxon alleges that INCAT was responsible for the purchase and installation in 1996 of improper gasket materials in the internal bed piping flange joints of the Baytown plant which caused damages to the facility and consequential losses arising from the shutdown of the plant while repairs were made. The Company has conducted a review of the allegations and determined that it is not feasible to predict the final outcome of the proceedings or what portion of any Company liability in the proceeding will be covered by applicable insurance policies or recovery against other parties.

(c) On April 14, 2000, Maxus Energy Corporation et al. ("Maxus") commenced an action in the United States District Court for Northern District of Ohio against various parties, including Philip Metals Recovery (USA), Inc. ("PMR"), an indirect wholly owned subsidiary of PSC. The action is brought under CERCLA for the recovery of past response costs relating to the releases and threatened releases of hazardous substances at the Diamond Shamrock superfund site located in Painesville, Ohio. The plaintiffs allege that they have incurred more than $19,500 in response costs in connection with the site. The site is approximately 1,100 acres in size and, since July of 1996, PMR has operated a secondary aluminum smelter on approximately 24 acres of property within the site. The Company has conducted a preliminary review of the claims made in the action and determined that it is not feasible to predict the final outcome of the proceedings.

(d) On June 6, 2000, a lawsuit was filed in the United States District Court for the Eastern District of Texas against SECO, Inc. ("SECO"), an indirect wholly owned subsidiary of PSC, by a former employee of SECO for unpaid overtime wages under the Fair Labor Standards Act ("FLSA"). The plaintiff alleges that SECO knowingly attempted to artificially characterize a portion of the hourly wage rate as "per diem" reimbursement, thereby, reducing the hourly rate for purposes of calculating overtime pay. The court has ruled that the case will proceed as an FLSA "collective action". The Company is currently reviewing the potential exposure in this case based upon the possibility of a national class of claimants.

(e) On December 21, 2000, an action was commenced in the United States District Court for the Southern District of Texas against Chemical Reclamation Services, Inc. ("CRS") and PSC alleging that faulty equipment on a tank car utilized by CRS to dispose of waste paint and solvent caused a spill of waste material. The plaintiff alleges that the spill, which occurred in 1999, resulted in more than $1,400 in costs for emergency removal action and subsequent environmental evaluation of the spill site. This case is in an early stage, and at this time, the Company is unable to predict its potential exposure.

(f) On September 13, 1999, a lawsuit was filed in state court in Ohio (Ashtabula County), alleging injury to 130 named plaintiffs resulting from evacuation due to a fire and shelter-in-place orders with respect to a sodium filter at an RMI Titanium Company ("RMI") plant in Ashtabula, Ohio. The plaintiffs allege negligence on the part of RMI and the Company in the removal of sodium from the filter on RMI's premises. Plaintiffs are seeking actual and punitive damages and their attorneys are applying for class action status to represent 500 people affected by the evacuation order and the approximately 4,500 people affected by the shelter-in-place orders. RMI has demanded indemnification from PSC under the terms of the contract pursuant to which the work was performed. The Company has a retained liability of $2,100 before insurance coverage is available. The Company has conducted a preliminary review of the claims made in the action and determined that it is not feasible to predict the outcome of the proceedings.

(g) The Company is a defendant in lawsuits for which the Company has insurance coverage. Each of these suits is, in the event of an adverse verdict, subject to a deductible. Although the Company does not believe that the uninsured liability from any of these suits would be material, it is not possible to predict the effect of the cumulative deductibles. The Company is named as a defendant in a number of other lawsuits which have arisen in the ordinary course of its business. The Company believes that except as otherwise reported herein, neither the insured litigation nor the other litigation is likely to have a material adverse effect on its business or financial condition and therefore, has made no provision in these financial statements for the potential liability, if any.

23. UNAUDITED QUARTERLY FINANCIAL DATA (in thousands, except per share amounts)

     The table below sets forth consolidated operating results by fiscal quarter for the years ended December 31, 2000 and 1999.

                                                               |                   PREDECESSOR COMPANY
                                                               |  -----------------------------------------------------
                                             2000              |    2000                        1999
                                ------------------------------ |  --------   ------------------------------------------
                                 FOURTH     THIRD      SECOND  |   FIRST      FOURTH      THIRD      SECOND     FIRST
                                QUARTER    QUARTER    QUARTER  |  QUARTER     QUARTER    QUARTER    QUARTER    QUARTER
                                --------   --------   -------- |  --------   ---------   --------   --------   --------
                                                               |
Revenue......................   $369,430   $359,313   $427,364 |  $480,386   $ 425,132   $383,413   $397,012   $415,544
Operating expenses...........    327,014    316,404    373,904 |   419,094     396,533    350,287    352,941    362,587
Special charges..............     12,945      2,627      1,545 |        --          --         --         --         --
Selling, general and                                           |
  administrative costs.......     34,566     30,647     36,670 |    37,043      41,675     36,167     50,408     49,669
Depreciation and                                               |
  amortization...............     12,548     11,220     11,146 |    12,436      12,122     13,259     13,688     14,717
                                --------   --------   -------- |  --------   ---------   --------   --------   --------
Income (loss) from                                             |
  operations.................    (17,643)    (1,585)     4,099 |    11,813     (25,198)   (16,300)   (20,025)   (11,429)
Interest expense.............      9,963      9,755      9,408 |       952         284        591     25,375     26,524
Other income and expense --                                    |
  net........................     (1,814)    (2,366)    (1,015)|    (9,598)       (363)    (1,981)      (686)      (742)
                                --------   --------   -------- |  --------   ---------   --------   --------   --------
Income (loss) from continuing                                  |
  operations before tax and                                    |
  reorganization costs.......    (25,792)    (8,974)    (4,294)|    20,459     (25,119)   (14,910)   (44,714)   (37,211)
Reorganization costs.........         --         --         -- |    20,607      85,849     64,032     14,324         --
Income taxes.................      2,064      1,548        563 |       856     (11,203)     1,237      2,650      1,700
                                --------   --------   -------- |  --------   ---------   --------   --------   --------
Income (loss) from continuing                                  |
  operations.................    (27,856)   (10,522)    (4,857)|    (1,004)    (99,765)   (80,179)   (61,688)   (38,911)
Cumulative effect of change                                    |
  in accounting principle....         --         --         -- |        --          --         --         --     (1,543)
Discontinued operations......     (1,220)    (1,054)        -- |     1,473      (5,225)    (3,064)    39,175     (1,443)
Fresh start adjustments......         --         --         -- |    45,290          --         --         --         --
                                --------   --------   -------- |  --------   ---------   --------   --------   --------
Net earnings (loss)..........   $(29,076)  $(11,576)  $ (4,857)|  $ 45,759   $(104,990)  $(83,243)  $(22,513)  $(41,897)
                                ========   ========   ======== |  ========   =========   ========   ========   ========
Basic and diluted earnings                                     |
  (loss) per share                                             |
Continuing operations........   $  (1.16)  $  (0.44)  $  (0.20)|  $  (0.01)  $   (0.76)  $  (0.61)  $  (0.47)  $  (0.30)
Discontinued operations......      (0.05)     (0.04)        -- |      0.01       (0.04)     (0.02)      0.30      (0.01)
Other........................         --         --         -- |      0.35          --         --         --      (0.01)
                                --------   --------   -------- |  --------   ---------   --------   --------   --------
                                $  (1.21)  $  (0.48)  $  (0.20)|  $   0.35   $   (0.80)  $  (0.63)  $  (0.17)  $  (0.32)
                                ========   ========   ======== |  ========   =========   ========   ========   ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10, 11, 12 AND 13.

     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Items 10, 11, 12 and 13 will be contained in a definitive proxy statement that the registrant anticipates will be filed no later than April 2, 2001, and is incorporated herein by reference in accordance with General Instruction G(3) to Form 10-K.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

ITEM 14(A)1.  FINANCIAL STATEMENTS

     The following financial statements and report of independent accountants required by the Item are filed herewith under Item 8.

     (i)   Report of Independent Accountants

     (ii)  Consolidated Balance Sheets

     (iii) Consolidated Statements of Earnings

     (iv) Consolidated Statements of Stockholders' Equity (Deficit)

     (v)  Consolidated Statements of Cash Flows

     (vi) Notes to the Consolidated Financial Statements

ITEM 14(A)2.  FINANCIAL STATEMENT SCHEDULE

     Schedule II Valuation and Qualifying Accounts

ITEM 14(A)3.  EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  3.1     Amended and Restated Certificate of Incorporation
          (incorporated by reference to Exhibit 3.1 to the
          registrant's Report on Form 10-Q filed August 14, 2000).
  3.2     Amended By-Laws
 10.1     Credit Agreement, dated as of March 31, 2000, between the
          registrant and various of its lenders, with Canadian
          Imperial Bank of Commerce acting as Administrative Agent
          (incorporated by reference to Exhibit 99.1 to the
          registrant's Current Report on Form 8-K filed May 8, 2000).
 10.2     Loan Agreement, dated as of March 31, 2000, between the
          registrant and certain of its lenders, with Foothill Capital
          Corporation acting as Arranger and Administrative Agent
          (incorporated by reference to Exhibit 99.2 to the
          registrant's Current Report on Form 8-K filed May 8, 2000).
 10.3     Registration Rights Agreement, dated as of March 31, 2000, between the registrant and certain securities holders
          (incorporated by reference to Exhibit 99.3 to the
          registrant's Current Report on Form 8-K filed May 8, 2000).
 10.4     Registration Rights Agreement, dated as of March 31, 2000, between the registrant and certain securities holders
          (incorporated by reference to Exhibit 99.4 to the
          registrant's Current Report on Form 8-K filed May 8, 2000).
 10.5     Registration Rights Agreement, dated as of March 31, 2000, between the registrant and certain securities holders
          (incorporated by reference to Exhibit 99.5 to the
          registrant's Current Report on Form 8-K filed May 8, 2000).
 10.6     Shareholder Rights Agreement, dated as of March 31, 2000,
          between the registrant and American Securities Transfer &
          Trust, Inc. (incorporated by reference to Exhibit 99.6 to
          the registrant's Current Report on Form 8-K filed May 8,
          2000).
 10.7     Philip Services Corporation Stock Option Plan (incorporated by reference to Exhibit 99.7 to the registrant's Current
          Report on Form 8-K filed May 8, 2000).
 10.8     First amendment to Credit Agreement, dated as of March 8,
          2001, between the registrant and various of its lenders,
          with Canadian Imperial Bank of Commerce acting as
          Administrative Agent.
 10.9     Second amendment to Credit Agreement, dated as of March 28,
          2001 between the registrant and various of its lenders, with
          Canadian Imperial Bank of Commerce acting as Administrative
          Agent.
 10.10    Amendment Number One, dated March 28, 2001, to Loan
          Agreement between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and
          Administrative Agent.
 21       Subsidiaries of the registrant
 24       Powers of attorney

(b) No Reports on Form 8-K were filed during the fiscal quarter ended December 31, 2000.

                                 SIGNATURE PAGE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated: March 28, 2001

                                          PHILIP SERVICES CORPORATION

                                          By:   /s/ ANTHONY G. FERNANDES
                                            ------------------------------------
                                            Anthony G. Fernandes
                                            President and Chief Executive
                                             Officer
                                            (Principal Executive and Financial
                                             Officer)

                                          By:   /s/ KENNETH J. GIACOMINO
                                            ------------------------------------
                                            Kenneth J. Giacomino
                                            Vice President and Corporate
                                              Controller
                                            (Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                    TITLE                       DATE
                  ---------                                    -----                       ----
          /s/ ANTHONY G. FERNANDES               President, Chief Executive         March 28, 2001
---------------------------------------------    Officer and Director
            Anthony G. Fernandes

                      *                          Director                           March 28, 2001
---------------------------------------------
                Harold First

                      *                          Director                           March 28, 2001
---------------------------------------------
               Edmund B. Frost

                      *                          Chairman and Director              March 28, 2001
---------------------------------------------
              Robert L. Knauss

                      *                          Director                           March 28, 2001
---------------------------------------------
           Richard L. Marcantonio

                      *                          Director                           March 28, 2001
---------------------------------------------
               Peter Offermann

                      *                          Director                           March 28, 2001
---------------------------------------------
                 Felix Pardo

                      *                          Director                           March 28, 2001
---------------------------------------------
             R. William Van Sant

                      *                          Director                           March 28, 2001
---------------------------------------------
            Nathaniel D. Woodson

       *By:  /s/ ANTHONY G. FERNANDES
---------------------------------------------
            Anthony G. Fernandes
              Attorney-in-fact

                          PHILIP SERVICES CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

                                  SCHEDULE II

COLUMN A                         COLUMN B       COLUMN C -- ADDITION        COLUMN D        COLUMN E
--------                       ------------   -------------------------   -------------   -------------
                                 BALANCE       CHARGE TO     CHARGE TO
                               BEGINNING OF    COSTS AND       OTHER                        BALANCE,
         DESCRIPTION              PERIOD       EXPENSES     ACCOUNTS(1)   DEDUCTIONS(2)   END OF PERIOD
         -----------           ------------   -----------   -----------   -------------   -------------
ALLOWANCE FOR DOUBTFUL
  ACCOUNTS:
PHILIP SERVICES CORPORATION
  December 31, 2000..........  (14,298,532)   (10,202,916)         --       3,521,203      (20,980,245)
                               -----------    -----------     -------      ----------      -----------
-------------------------------------------------------------------------------------------------------
PREDECESSOR COMPANY
  (UNAUDITED)
  March 31, 2000.............  (23,938,004)    (4,048,662)         --       4,574,976      (23,411,690)
  December 31, 1999..........  (24,353,674)   (10,298,302)    150,000      10,563,972      (23,938,004)
  December 31, 1998..........  (17,643,048)   (28,759,609)    113,746      21,935,237      (24,353,674)

---------------

(1) Opening balances in companies acquired in the year net of closing balances of companies sold in the year.

(2) Write-off of uncollectible accounts

                                     (LOGO)

                                                               PRINTED IN CANADA
                                                                    T26158

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  3.1     Amended and Restated Certificate of Incorporation
          (incorporated by reference to Exhibit 3.1 to the
          registrant's Report on Form 10-Q filed August 14, 2000).....
  3.2     Amended By-Laws.............................................
 10.1     Credit Agreement, dated as of March 31, 2000, between the
          registrant and various of its lenders, with Canadian
          Imperial Bank of Commerce acting as Administrative Agent
          (incorporated by reference to Exhibit 99.1 to the
          registrant's Current Report on Form 8-K filed May 8,
          2000).......................................................
 10.2     Loan Agreement, dated as of March 31, 2000, between the
          registrant and certain of its lenders, with Foothill Capital
          Corporation acting as Arranger and Administrative Agent
          (incorporated by reference to Exhibit 99.2 to the
          registrant's Current Report on Form 8-K filed May 8,
          2000).......................................................
 10.3     Registration Rights Agreement, dated as of March 31, 2000, between the registrant and certain securities holders
          (incorporated by reference to Exhibit 99.3 to the
          registrant's Current Report on Form 8-K filed May 8,
          2000).......................................................
 10.4     Registration Rights Agreement, dated as of March 31, 2000, between the registrant and certain securities holders
          (incorporated by reference to Exhibit 99.4 to the
          registrant's Current Report on Form 8-K filed May 8,
          2000).......................................................
 10.5     Registration Rights Agreement, dated as of March 31, 2000, between the registrant and certain securities holders
          (incorporated by reference to Exhibit 99.5 to the
          registrant's Current Report on Form 8-K filed May 8,
          2000).......................................................
 10.6     Shareholder Rights Agreement, dated as of March 31, 2000,
          between the registrant and American Securities Transfer &
          Trust, Inc. (incorporated by reference to Exhibit 99.6 to
          the registrant's Current Report on Form 8-K filed May 8,
          2000).......................................................
 10.7     Philip Services Corporation Stock Option Plan (incorporated by reference to Exhibit 99.7 to the registrant's Current
          Report on Form 8-K filed May 8, 2000).......................
 10.8     First Amendment to Credit Agreement, dated as of March 8,
          2001, between the registrant and various of its lenders,
          with Canadian Imperial Bank of Commerce acting as
          Administrative Agent........................................
 10.9     Second Amendment to Credit Agreement, dated as of March 28,
          2001, between the registrant and various of its lenders,
          with Canadian Imperial Bank of Commerce acting as
          Administrative Agent........................................
 10.10    Amendment Number One, dated March 28, 2001, to Loan
          Agreement between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and
          Administrative Agent........................................
 21       Subsidiaries of the registrant..............................
 24       Powers of attorney..........................................