Form 10-Q
period 2001-03-31
PHILIP SERVICES CORP/DE
filed 2001-05-21
CIK 1095701

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
                         Commission file number 0-30417

                                 ---------------

                           PHILIP SERVICES CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                DELAWARE                               98-131394
   (State or Other Jurisdiction of       (I.R.S. Employer Identification Number)
    Incorporation or Organization)

 9700 HIGGINS ROAD, SUITE 750, ROSEMONT,                60018
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

         The number of shares of common stock of the Registrant outstanding at May 18, 2001 was 24,041,946.

================================================================================

                                  REPORT INDEX

                   PART AND ITEM NO.                                                                                    PAGE NO.
                   -----------------                                                                                    --------
PART I -- Financial Information

  Item 1-- Financial Statements (Unaudited)

             Consolidated Balance Sheets of the Company as at March 31, 2001 and December 31, 2000..............        3

             Consolidated Statement of Earnings of the Company for the Three Months Ended March 31, 2001 and
               Consolidated Statement of Earnings of the Predecessor Company for
               the Three Months Ended March 31, 2000............................................................        4

             Consolidated Statement of Cash Flows of the Company for the Three Months Ended March 31, 2001 and
               Consolidated Statement of Cash Flows of the Predecessor Company for the Three Months Ended
               March 31, 2000...................................................................................        5

             Notes to Consolidated Financial Statements.........................................................        6

  Item 2-- Management's Discussion and Analysis of Financial Condition and Results of Operations................        16

  Item 3-- Quantitative and Qualitative Disclosures About Market Risk...........................................        22


PART II -- Other Information

  Item 1-- Legal Proceedings....................................................................................        23

  Item 2-- Changes in Securities and Use of Proceeds............................................................        23

  Item 3-- Defaults upon Senior Securities......................................................................        23

  Item 4-- Submission of Matters to a Vote of Security Holders..................................................        23

  Item 5-- Other Information....................................................................................        23

  Item 6-- Exhibits and Reports on Form 8-K.....................................................................        23

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements contained in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this document, the words "anticipate," "believe," "estimate," "expect" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Many factors could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements, including, among others, risks discussed from time to time in the Company's filings with the Securities and Exchange Commission and other regulatory authorities. Should one or more of these risks or uncertainties materialize, or should assumptions underlying the forward-looking statements prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. The Company does not assume any obligation to update these forward-looking statements.

                           PHILIP SERVICES CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                       (UNAUDITED IN THOUSANDS OF DOLLARS)

                                                                            MARCH 31,        DECEMBER 31,
                                                                              2001              2000
                                                                           ----------         ---------
ASSETS
Current assets
  Cash and cash equivalents...................................             $       --         $  38,747
  Accounts receivable (net of allowance for doubtful
     accounts of $28,998; December 31, 2000 - $20,980)........                263,158           236,939
  Inventory for resale........................................                 55,348            42,318
  Other current assets........................................                 82,910            74,842
                                                                           ----------         ---------
                                                                              401,416           392,846
Property, plant and equipment.................................                275,360           277,571
Other assets .................................................                 56,933            52,132
                                                                           ----------         ---------
                                                                           $  733,709         $ 722,549
                                                                           ==========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Bank indebtedness...........................................             $   11,235         $      --
  Accounts payable............................................                 94,050            80,549
  Accrued liabilities ........................................                130,338           133,237
  Current maturities of long-term debt .......................                 12,640             4,358
                                                                           ----------         ---------
                                                                              248,263           218,144
Long-term debt................................................                343,960           342,912
Deferred income taxes ........................................                  8,465             8,982
Other liabilities ............................................                 75,272            81,929
Contingencies (Note 13)
Stockholders' equity..........................................                 57,749            70,582
                                                                           ----------         ---------
                                                                           $  733,709         $ 722,549
                                                                           ==========         =========



   The accompanying notes are an integral part of these financial statements.

                           PHILIP SERVICES CORPORATION

                       CONSOLIDATED STATEMENTS OF EARNINGS
                       (UNAUDITED IN THOUSANDS OF DOLLARS,
                       EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                               PREDECESSOR COMPANY
                                                    FOR THE THREE MONTHS      FOR THE THREE MONTHS
                                                       ENDED MARCH  31,          ENDED MARCH 31,
                                                              2001                   2000
                                                    --------------------      --------------------
Revenue.........................................         $     413,020          $      480,386
Operating expenses..............................               364,665                 419,094
Special charges (Note 8)........................                 2,797                      --
Selling, general and administrative costs.......                34,280                  37,043
Depreciation and amortization...................                11,189                  12,436
                                                         -------------          --------------
Income from operations..........................                    89                  11,813
Interest expense................................                 9,511                     952
Other income and expense - net..................                  (785)                 (9,598)
                                                         -------------          --------------
Earnings (loss) from continuing operations
  Before tax and reorganization costs...........                (8,637)                 20,459
Reorganization costs (Note 9)...................                    --                  20,607
Income taxes ...................................                   570                     856
                                                         -------------          --------------
Loss from continuing operations.................                (9,207)                 (1,004)
Discontinued operations, net of tax ............                    --                   1,473
Fresh start adjustments (Note 1)................                    --                  45,290
                                                         -------------          --------------
Net earnings (loss).............................         $      (9,207)         $       45,759
                                                         =============          ==============
Basic and diluted earnings (loss) per share
  Continuing operations.........................         $       (0.38)         $        (0.01)
  Discontinued operations.......................                    --                    0.01
  Other.........................................                    --                    0.35
                                                         -------------          --------------
                                                         $       (0.38)         $         0.35
                                                         =============          ==============
Weighted average number of shares of common
  Stock outstanding (000's).....................                24,042                 131,144
                                                         =============          ==============




   The accompanying notes are an integral part of these financial statements.

                           PHILIP SERVICES CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (UNAUDITED IN THOUSANDS OF DOLLARS)

                                                                               PREDECESSOR COMPANY
                                                        FOR THE THREE MONTHS   FOR THE THREE MONTHS
                                                           ENDED MARCH 31,         ENDED MARCH 31,
                                                                2001                   2000
                                                        --------------------   --------------------
OPERATING ACTIVITIES
Net loss from continuing operations..............          $      (9,207)         $      (1,004)
Items included in earnings not affecting cash
  Depreciation and amortization..................                 11,189                 12,436
  Accrued but unpaid interest....................                  3,792                     --
  Deferred income taxes..........................                   (517)                    --
  Gain on sale of assets.........................                     --                 (7,820)
  Other..........................................                 (2,052)                    --
                                                           -------------          -------------
Cash flow before working capital changes.........                  3,205                  3,612
Changes in non-cash working capital..............                (40,821)               (11,622)
                                                           -------------          -------------
Cash used in continuing operating activities.....                (37,616)                (8,010)
Cash used in discontinued operating activities...                     --                 (1,453)
                                                           -------------          -------------
Cash used in operating activities................                (37,616)                (9,463)
                                                           -------------          -------------
INVESTING ACTIVITIES
Purchase of property, plant and equipment........                (13,013)                (8,403)
Proceeds from sale of assets.....................                  1,444                 11,379
Other - net......................................                 (5,539)                (5,623)
                                                           -------------          -------------
Cash used in continuing investing activities.....                (17,108)                (2,647)
Cash provided by investing
  activities of discontinued operations..........                     --                  1,545
                                                           -------------          -------------
Cash used in investing activities................                (17,108)                (1,102)
                                                           -------------          -------------
FINANCING ACTIVITIES
Proceeds from long-term and short-term debt......                 18,288                     --
Principal payments on long-term debt.............                 (2,311)                (1,205)
                                                           -------------          -------------
Cash provided by (used in) continuing
  financing activities...........................                 15,977                 (1,205)
Cash used in financing activities
  of discontinued operations.....................                     --                    (92)
                                                           -------------          -------------
Cash provided by (used in) financing activities..                 15,977                 (1,297)
                                                           -------------          -------------
Net change in cash for the period................                (38,747)               (11,862)
Cash and cash equivalents, beginning of
  period.........................................                 38,747                 48,316
                                                           -------------          -------------
Cash and cash equivalents end of period..........          $          --          $      36,454
                                                           =============          =============


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

         The Consolidated Financial Statements herein have been prepared by the Company or the Predecessor Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As applicable under such regulations, certain information and footnote disclosures normally included in complete annual financial statements have been condensed or omitted. The Company believes that the presentation and disclosures herein are adequate to make the information not misleading, and the financial statements reflect all elimination entries and normal adjustments that are necessary for a fair statement of the results for the three months ended March 31, 2001. There have been no significant changes in the accounting policies of the Company during the periods presented. For a description of these policies, see Note 2 of Notes to the Company's Consolidated Financial Statements included in the Company's Form 10-K for the fiscal year ended December 31, 2000.

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

RECLASSIFICATION

         Certain reclassifications of prior periods' data have been made to conform with the current period reporting.

(2)  OTHER CURRENT ASSETS (in thousands)


                                                                          MARCH 31,         DECEMBER 31,
                                                                            2001               2000
                                                                         ----------        ----------
Costs in excess of billings.....................................         $   37,750        $   24,048
Consumable supplies.............................................             15,579            14,585
Non-trade receivables...........................................             11,154            16,835
Proceeds receivable on sale of UK Metals business ..............              3,281             3,281
Other...........................................................             15,146            16,093
                                                                         ----------        ----------
                                                                         $   82,910        $   74,842
                                                                         ==========        ==========

(3)  OTHER ASSETS (in thousands)

                                                                       MARCH 31,        DECEMBER 31,
                                                                          2001              2000
                                                                      ----------         ---------
Restricted investments(a)......................................       $   45,087         $  40,920
Other..........................................................           11,846            11,212
                                                                      ----------         ---------
                                                                      $   56,933         $  52,132
                                                                      ==========         =========

(a) Restricted investments are controlled by the Company's captive insurance subsidiary, and as at March 31, 2001, approximately $34,195 (December 31, 2000 - $31,183) had been pledged as security for the Company's insurance liabilities.

(4)      ACCRUED LIABILITIES (in thousands)

         Accrued liabilities consist of the following:

                                                                             MARCH 31,      DECEMBER 31,
                                                                               2001            2000
                                                                           ----------       ----------
Insurance claims outstanding (a)...............................            $   44,946       $   44,332
Accrued employee compensation and benefit costs................                32,344           30,852
Billings in excess of costs....................................                 7,987            5,837
Accrued purchases..............................................                 5,680           11,769
Accrued facility closure costs.................................                 4,174            6,019
Accrued special charges........................................                 3,634            5,482
Accrued waste material disposal costs..........................                 4,185            4,672
Accrued environmental costs....................................                 2,523            1,967
Accrued other..................................................                23,311           21,528
Income taxes payable...........................................                 1,554              779
                                                                           ----------       ----------
                                                                           $  130,338       $  133,237
                                                                           ==========       ==========

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

(5)      LONG-TERM DEBT (in thousands except per share amounts)


                                                                          MARCH 31,        DECEMBER 31,
                                                                             2001             2000
                                                                        ------------      ------------
Credit Facility
  Term debt(a).................................................         $    187,458      $    188,598
  Convertible Payment-in-kind debt(a)..........................              110,372           107,660
Unsecured Payment-in-kind notes(b).............................               40,308            39,228
Revolving Operating Facility (c)...............................                7,053                --
Secured loans bearing interest at a weighted average
  fixed rate of 6.1% (2000 - 6.4%) maturing at various
  dates up to 2020.............................................                4,741             4,703
Secured loans bearing interest at prime plus a weighted
  average floating rate of 1.5% (2000 - 1.5%) maturing
  at various  dates up to 2001.................................                2,476             2,298
Obligations under capital leases on equipment bearing
  interest at rates varying from 6% to 12% maturing at
  various dates to 2006........................................                4,192             4,783
                                                                        ------------      ------------
                                                                             356,600           347,270
Less current maturities of long-term debt......................               12,640             4,358
                                                                        ------------      ------------
                                                                        $    343,960      $    342,912
                                                                        ============      ============

(a)      Term debt and Convertible Payment-in-kind debt

         As of March 31, 2000 the Company entered into a $335,825 term credit agreement ("credit facility") with a syndicate of international lenders. Concurrently, the Company entered into a revolving credit agreement ("revolving operating facility") see Note 5 (c). The term debt of $250,000 contemplated under the Plan was reduced to $235,825 on plan implementation due to the repayment of $14,175 from proceeds of asset sales. The credit facility provides term debt of $235,825 ("term debt") and $100,000 in convertible payment-in-kind debt ("PIK debt"). The credit facility matures on March 31, 2005 and bears interest at a fixed rate of 9% for the term debt and 10% for the PIK debt. Interest payments on the term debt are due quarterly in arrears, up to a maximum of $20,000 in the first year, and on the PIK debt, interest is payable in full on March 31, 2005. The term debt or any part thereof and/or all of the PIK debt may be prepaid and redeemed by the Company at any time during the agreement once the revolving operating facility has been terminated. The Company must pay a redemption premium of between 1% and 5% on the amount of the term debt being redeemed and between 8 1/3% and 25% on the amount of the PIK debt being redeemed excluding mandatory prepayments. The PIK debt is convertible by the lenders at any time into common shares of PSC at a conversion price of $11.72 per common share, which was in excess of the fair market value of PSC on a per share basis, determined based on an enterprise valuation as discussed in Note 1.

         The Company is required to repay the term debt first and then the PIK debt in an amount equal to:

         (i) 75% of the net asset sale proceeds from the disposition of assets sold not in the ordinary course of business;

         (ii) the net proceeds from any foreign subsidiary dispositions in excess of $1,000 annually; and

         (iii) the net proceeds from the sale of the UK Metals business, which occurred in April 2000.

         The Company is also required yearly for the first two years and quarterly after that, to repay the term debt first and then the PIK debt in an amount equal to 75% of the cash flow available for debt service.

         During 2000, the Company made mandatory prepayments of the term debt relating to net asset sales of $47,227, including the sale of the UK Metals business. In the first quarter of 2001, the Company made mandatory prepayments relating to net asset sales of $1,140 reducing the term debt to $187,458 as at March 31, 2001.

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

         During 2000, the Company undertook a significant project to operate more efficiently, share information and implement best practices. This project, the PSC Way, includes defining common business processes related to transactional functions and establishing a common integrated management systems platform. The PSC Way is vital to the Company's future business success, but was not contemplated at the time the covenants were established. Accordingly, the Company sought and received from its lenders on March 28, 2001, amendments to both the facilities to reduce the EBITDA and interest coverage ratio requirements for periods beginning with the 12 months ending March 31, 2001, to allow leeway to pursue the PSC Way. In addition, the Company sought certain other technical amendments to the facilities.

         At March 31, 2001, the Company was in compliance with the covenants of its credit facility and its revolving operating facility. During the fourth quarter of 2000 and year-to-date 2001, certain of the Company's significant customers filed for bankruptcy protection. The gross amount of receivables affected was approximately $21 million, of which approximately $15 million occurred during 2001. As a direct result of this and upon review of its business prospects and spending for the balance of 2001 and the actual results for the three months ended March 31, 2001, the Company informed its lenders that it was probable that it would not be in compliance with its revolving operating facility EBITDA covenant for the second and third quarters of 2001. On May 18, 2001, the Company and its lenders signed additional amendments to the credit and revolving operating facilities that, among other things, reduced the 12-month cumulative EBITDA covenants for periods ending March 31, 2001 through March 31, 2002. In addition, under the amendments, the lenders consented to the redemption of the outstanding rights under the Company's Rights Agreement (see Part II, Item 5, Other Information and
         Exhibit 4 hereto).

(b)      Unsecured Payment-in-kind notes

         Under the Plan, the Company issued an aggregate amount of $48,000 of unsecured payment-in-kind notes ("unsecured notes"). The unsecured notes mature on April 15, 2010 and bear interest at a fixed rate of 6%. The interest is payable semi-annually on April 15 and October 15, and can be paid up to April 15, 2005 in cash or additional unsecured notes, at the option of the Company. The Company has issued an additional $1,069 of unsecured notes as of March 31, 2001 in payment of interest. If a change in control occurs, the Company is required to make an offer to purchase an amount of unsecured notes equal to the present value of the remaining scheduled payments of principal and interest, discounted at 16%, plus accrued interest thereon. The unsecured notes will bear interest at a rate of 12% from the date of a change in control until such time as the unsecured notes are redeemed. The unsecured notes provide for annual mandatory sinking fund payments equal to 20% of the aggregate principal amount of the outstanding unsecured notes at April 15, 2005, plus all accrued and unpaid interest thereon, commencing April 15, 2006. At March 31, 2001, the unsecured notes are recorded at $35,153 (December 31, 2000 - $34,354), which approximates fair value.

         Under the Plan, the Company issued an aggregate amount of $18,000 of unsecured convertible payment-in-kind notes ("unsecured convertible notes"). The unsecured convertible notes mature on April 15, 2020 and bear interest at a fixed rate of 3% starting April 15, 2003. The interest is payable semi-annually on April 15 and October 15. The unsecured convertible notes may be converted at any time into shares of common stock of PSC at a conversion price of $30 per share. If a change in control occurs the Company is required to make an offer to purchase an amount of unsecured convertible notes equal to between 64% and 100% of the principal amount of unsecured convertible notes outstanding, plus accrued interest thereon. The unsecured convertible notes will bear interest at a rate of 12% from the date of a change in control until such time as the unsecured convertible notes are redeemed. At March 31, 2001, the unsecured convertible notes are recorded at $5,155 (December 31, 2000 - $4,874), which approximates fair value.

         The unsecured notes contain cross-acceleration provisions whereby an acceleration under the credit facility or revolving operating facility causes a default under the notes. In addition, the credit facility and revolving operating facility contain cross-default provisions whereby a default under the unsecured notes causes a default under the credit facility and the revolving operation facility.

(c)      Revolving Operating Facility

         The revolving operating facility provides for a revolving line of credit, subject to a borrowing base formula calculated on accounts receivable, of up to $175,000 divided into Tranche A for up to $100,000 and Tranche B for $75,000. The revolving operating facility matures on September 30, 2002. If the Company elects to terminate the revolving operating facility between April 7, 2001 and October 7, 2001, then it must pay a termination fee equal to 0.375% times the sum of the Tranche A advances and letters of credit outstanding.

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

         At March 31, 2001, the Company's borrowing base formula limits the availability of the revolving operating facility to approximately $158,000. The Company had undrawn capacity under the revolving operating facility of approximately $86,000 net of borrowings and outstanding letters of credit of approximately $72,000.

(6)      STOCKHOLDERS' EQUITY (in thousands except number of shares)

                                                                         MARCH 31,     DECEMBER 31,
                                                                            2001           2000
                                                                        ----------     ----------
         Share capital.............................................     $  118,544     $  118,544
         Retained earnings (deficit)...............................        (54,716)       (45,509)
         Cumulative foreign currency translation
           adjustment..............................................         (6,079)        (2,453)
                                                                        ----------     ----------
                                                                        $   57,749     $   70,582
                                                                        ==========     ==========

         The outstanding capital of PSC comprised 24,041,946 common shares at March 31, 2001.

(7)      CHANGES IN NON-CASH WORKING CAPITAL (in thousands)

                                                                                     PREDECESSOR COMPANY
                                                                      THREE MONTHS     THREE MONTHS
                                                                          ENDED            ENDED
                                                                     MARCH 31, 2001    MARCH 31, 2000
                                                                     --------------    --------------
         Accounts receivable....................................      $  (26,219)        $  (22,017)
         Inventory for resale...................................         (13,030)            (1,515)
         Other..................................................         (11,374)             2,305
         Accounts payable and accrued liabilities...............           9,027              7,666
         Income taxes payable...................................             775              1,939
                                                                      ----------         ----------
                                                                      $  (40,821)        $  (11,622)
                                                                      ==========         ==========

STATEMENTS OF CASH FLOWS

         The supplemental cash flow disclosures and non-cash transactions are as follows:

                                                                                     PREDECESSOR COMPANY
                                                             THREE MONTHS ENDED      THREE MONTHS ENDED
                                                                MARCH 31, 2001         MARCH 31, 2000
                                                                --------------         --------------
Supplemental Disclosures:
Interest paid.........................................           $     5,314             $       951
Income taxes paid.....................................                   199                   2,248
Debt incurred on the purchase of
  property and equipment..............................                   826                   2,782

(8)      SPECIAL CHARGES (in thousands)

         During 2000, the Company embarked on an initiative to standardize business processes to allow it to operate more efficiently and share information and implement best practices - the PSC Way. This project includes defining common business processes related to transactional functions and establishing a common integrated management systems platform. The total cash costs for the PSC Way initiative in the first quarter of 2001 were $3,304 of which $507 was capitalized to property, plant and equipment and $2,797 was included in special charges.

         At December 31, 2000, the Company had accrued $5,482 for severance and other exit costs related to the restructuring of the Industrial Outsourcing Group and the By-Product Services Group. As at March 31, 2001, the remaining accrual consisted of the following items:

                                                   DECEMBER 31, 2000      SPENDING      MARCH 31, 2001
                                                   -----------------      --------      --------------
Severance.......................................      $     3,751        $    1,127      $      2,624
Other exiting liabilities.......................            1,731               721             1,010
                                                      -----------        ----------      ------------
                                                      $     5,482        $    1,848      $      3,634
                                                      ===========        ==========      ============

         At December 31, 2000, approximately 132 employees were to be terminated as a result of these restructurings. During the three months ended March 31, 2001, 52 of these employees were severed and 80 remained to be terminated.

(9)      REORGANIZATION COSTS (in thousands)

         The expenses resulting from Oldco's reorganization filings have been segregated from expenses related to operations in the accompanying Consolidated Statements of Earnings and include the following:

                                                                                  PREDECESSOR COMPANY
                                                                                   THREE MONTHS ENDED
                                                                                     MARCH 31, 2000
Professional fees..........................................................           $     17,908
Other......................................................................                  2,699
                                                                                      ------------
                                                                                      $     20,607
                                                                                      ============

(10)     EARNINGS PER SHARE (in thousands)

                                                                                        PREDECESSOR COMPANY
                                                                                        -------------------
                                                                THREE MONTHS ENDED       THREE MONTHS ENDED
                                                                  MARCH 31, 2001          MARCH 31, 2000
                                                                ------------------      -------------------
Net earnings (loss) for the period - basic and diluted..           $     (9,207)            $    45,759
Number of shares of common stock outstanding............                 24,042                 131,144
Effect of using weighted average common shares
  outstanding...........................................                     --                      --
Basic and diluted weighted average number of                       ------------             -----------
  common shares outstanding.............................                 24,042                 131,144
                                                                   ============             ===========

(11)     COMPREHENSIVE INCOME (in thousands)

                                                                                         PREDECESSOR COMPANY
                                                                                         -------------------
                                                                   THREE MONTHS ENDED     THREE MONTHS ENDED
                                                                    MARCH 31, 2001          MARCH 31, 2000
                                                                   ------------------    -------------------
Net earnings (loss)........................................         $      (9,207)          $     45,759
Other comprehensive income, net of tax:
  Translation adjustments..................................                (3,626)                (4,061)
                                                                    -------------           ------------
Comprehensive income (loss)................................         $     (12,833)          $     41,698
                                                                    =============           ============

(12)     SEGMENTED INFORMATION (in thousands)

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

         - Metals Services Group, whose primary operations include ferrous and non-ferrous scrap collection processing, brokerage, transportation and on-site mill services as well as end-processing and distribution.

                                                            THREE MONTHS ENDED MARCH 31, 2001
                                           -----------------------------------------------------------------------
                                                                                          SHARED
                                           INDUSTRIAL       BY-PRODUCTS     METALS       SERVICES &
                                           OUTSOURCING       SERVICES      SERVICES     ELIMINATIONS       TOTAL
                                           -----------      -----------   ----------    ------------    ----------
     Revenue.........................       $  200,450      $  68,664     $  143,906      $      --     $  413,020
     Income (loss) from operations...           13,571          5,259         (5,039)       (13,702)            89
     Total assets....................          254,845        171,680        259,720         47,464        733,709
     Depreciation and amortization...            4,610          3,038          2,494          1,047         11,189
     Capital expenditures............            6,527          3,793          2,682            837         13,839
     Equity investments..............               --             --          2,882          1,572          4,454

                                                                    PREDECESSOR COMPANY
                                           -----------------------------------------------------------------------
                                                            THREE MONTHS ENDED MARCH 31, 2000
                                           -----------------------------------------------------------------------
                                                                                          SHARED
                                           INDUSTRIAL       BY-PRODUCTS      METALS      SERVICES &
                                           OUTSOURCING       SERVICES      SERVICES     ELIMINATIONS       TOTAL
                                           -----------      -----------    ---------    ------------    ----------
     Revenue..........................      $  186,048      $  57,940     $  236,398      $      --     $  480,386
     Income (loss) from operations....          13,154            230          9,470        (11,041)        11,813
     Total assets.....................         234,627        176,502        295,085        161,541        867,755
     Depreciation and amortization....           4,599          3,285          3,831            721         12,436
     Capital expenditures.............           3,592          2,527          2,255             29          8,403
     Equity investments...............              --             --          5,848             --          5,848

         The geographical segmentation of the Company and Predecessor Company's business is as follows:

                                                                              PREDECESSOR COMPANY
                                                                         -----------------------------
                                                THREE MONTHS ENDED              THREE MONTHS ENDED
                                                  MARCH 31, 2001                 MARCH 31, 2000
                                           ---------------------------   -----------------------------
                                                           LONG-LIVED                      LONG-LIVED
                                               REVENUE       ASSETS         REVENUE          ASSETS
                                           -----------    -----------    -----------      ------------
     United States...................      $   370,131    $   221,644    $   398,660      $    215,656
     Canada..........................           39,918         57,867         47,566            72,007
     Other...........................            2,971         48,901         34,160            65,111
                                           -----------    -----------    -----------      ------------
                                           $   413,020    $   328,412    $   480,386      $    352,774
                                           ===========    ===========    ===========      ============

(13)     CONTINGENCIES (dollars in thousands)

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

         Certain of the Company's facilities require accruals for expected site restoration costs as a result of operating practices at the sites prior to their acquisition by the Company. The Company has established procedures to periodically evaluate these sites, giving consideration to the nature and extent of the expected site restoration or site closure and at March 31, 2001 has estimated the liability to remediate these sites to be $51,789 (December 31, 2000 - $55,457). If it is determined that more expensive restoration approaches may be required in the future, the Company could incur additional obligations which could be material.

         The Company has been named as a potentially responsible or liable party under U.S. federal and state superfund laws in connection with various sites. It is alleged that the Company or its predecessors transported waste to the sites, disposed of waste at the sites, or operated the sites in question. In December 1998, the Company and other potentially liable parties ("PLPs") completed a remedial investigation of the Pasco Sanitary Landfill Site in the State of Washington and submitted a feasibility study to the Washington State Department of Ecology ("Ecology"). The seven-year plan outlined in the study ("Preferred Remedy") is expected to be the final remedy to be followed by post-closure monitoring for approximately 30 years. Ecology presented the parties with draft agreed orders in June 2000 covering two separate scopes of work. One scope of work relates to the closure and post-closure monitoring of the sanitary landfill portion of the site. The other scope of work covers the remediation and monitoring of the industrial waste burial zones. Cooperating PLPs, including the Company, have executed the agreed orders. The Company has reached agreement with the industrial waste area generator PLPs with respect to funding allocation for remediation of all but one of the industrial waste zones. The Company has also entered into negotiations with the sanitary landfill PLPs, including certain municipalities that may have access to grant funding for the closure of the landfill. Ecology approved the interim action work plan in January 2001 and Preferred Remedy activities have commenced. The cost of cleanup is estimated to be in the range of $14,000 to $17,000. The Company's estimate of its share of such costs at this time indicate that the Company may be liable for more than 50% of such costs. Based on the approval of the interim action work plan and further analysis of PSC's share of costs, a reduction in the liability of $1,400 was recorded in the three months ended March 31, 2001. Other environmental liability reductions of $650 were also recorded in the quarter. The Company is investigating whether insurance coverage may be available to cover the Company's costs for the cleanup. The Company has reviewed the nature and extent of the allegations, the number, connection and financial ability of other named and unnamed potentially responsible parties and the nature and estimated cost of the likely remedy. Based on its review, at March 31, 2001, the Company has accrued its estimate of its liability to remediate these sites at $19,829 (December 31, 2000 - $21,331). If it is determined that more expensive remediation approaches may be required in the future, the Company could incur additional obligations which could be material.

         The liabilities discussed above are disclosed in the Consolidated Balance Sheets as follows:

                                                                          MARCH 31,         DECEMBER 31,
                                                                             2001              2000
                                                                         -----------        -----------
         Accrued liabilities.....................................        $     2,523        $     1,967
         Other liabilities.......................................             69,095             74,821
                                                                         -----------        -----------
                                                                         $    71,618        $    76,788
                                                                         ===========        ===========

(b) In October 1999, Exxon Corporation ("Exxon") commenced an action in the District Court, Harris County, Texas against International Catalyst, Inc. ("INCAT"), an indirect wholly owned subsidiary of PSC, for damages of approximately $32,100 arising from certain work conducted by INCAT at Exxon's Baytown, Texas chemical plant. Exxon alleges that INCAT was responsible for the purchase and installation in 1996 of improper gasket materials in the internal bed piping flange joints of the Baytown plant, which caused damages to the facility and consequential losses arising from the shutdown of the plant while repairs were made. The Company has conducted a review of the allegations and determined that it is not feasible to predict or determine the final outcome of the proceedings or what portion of any Company liability in the proceeding will be covered by applicable insurance policies or recovery against other parties.

(c) On April 14, 2000, Maxus Energy Corporation et al. ("Maxus") commenced an action in the United States District Court for Northern District of Ohio against various parties including Philip Metals Recovery (USA), Inc. ("PMR"), an indirect wholly owned subsidiary of PSC. The action is brought under CERCLA for the recovery of past response costs relating to the releases and threatened releases of hazardous substances at the Diamond Shamrock superfund site located in Painesville, Ohio. The plaintiffs allege that they have incurred more than $19,500 in response costs in connection with the site. The site is approximately 1,100 acres in size and since July of 1996, PMR has operated a secondary aluminum smelter on approximately 24 acres of property within the site. The Company has conducted a preliminary review of the claims made in the action and determined that it is not feasible to predict the final outcome of the proceedings.

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

(f) On September 13, 1999, a lawsuit was filed in state court in Ohio (Ashtabula County), alleging injury to certain named plaintiffs resulting from evacuation due to a fire and shelter-in-place orders with respect to a sodium filter at an RMI Titanium Company ("RMI") plant in Ashtabula, Ohio. The plaintiffs allege negligence on the part of RMI and the Company in the removal of sodium from the filter on RMI's premises. Plaintiffs are seeking actual and punitive damages and their attorneys are applying for class action status to represent 500 people affected by the evacuation order and the approximately 4,500 people affected by the shelter-in-place orders. RMI has demanded indemnification from PSC under the terms of the contract pursuant to which the work was performed. The Company has a retained liability of $2,100 before insurance coverage is available.

(g) The Company is a defendant in lawsuits for which the Company has insurance coverage. Each of these suits is, in the event of an adverse verdict, subject to a deductible. Although the Company does not believe that the uninsured liability from any of these suits would be material, it is not possible to predict the effect of the cumulative deductibles. The Company is named as a defendant in a number of other lawsuits that have arisen in the ordinary course of its business. The Company believes that except as otherwise reported herein, neither the insured litigation nor the other litigation is likely to have a material adverse effect on its business or financial condition and therefore, has made no provision in these financial statements for the potential liability, if any.

                           PHILIP SERVICES CORPORATION

PART I -- FINANCIAL INFORMATION

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

         The Industrial Outsourcing Group's operations include industrial cleaning and maintenance, mechanical services, piping and fabrication services, turnaround and outage services, electrical contracting and instrumentation, decommissioning and remediation services and paint booth cleaning and overspray recovery services. The Industrial Outsourcing Group primarily services the refining, petrochemical, utilities, oil and gas, pulp and paper and automotive industries.

         The By-Products Services Group provides industrial by-product collection, recycling, processing and disposal and analytical services, container and tank cleaning and emergency response services primarily to the automotive, chemical, paint and coatings, transportation, and aerospace industries, as well as to municipalities and consulting and engineering firms.

         The Metals Services Group's operations include ferrous and non-ferrous scrap collection and processing services, brokerage, transportation and on-site mill services as well as end-processing and distribution of steel products. The Metals Services Group primarily services the steel, foundry, manufacturing and automotive industries.

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

RESULTS OF OPERATIONS

         The following table presents, for the periods indicated, the results of operations and the percentage relationships which the various items in the Consolidated Statements of Earnings bear to the consolidated revenue from continuing operations: ($ in millions)

                                                                                             PREDECESSOR COMPANY
                                                                                             --------------------
                                                                THREE MONTHS ENDED            THREE MONTHS ENDED
                                                                  MARCH 31, 2001                MARCH 31, 2000
                                                              ---------------------          --------------------
         Revenue........................................      $   413.0         100%         $   480.4        100%
         Operating expenses.............................          364.6          88%             419.1         87%
         Special charges................................            2.8           1%                --         --
         Selling, general and administrative costs......           34.3           8%              37.1          8%
         Depreciation and amortization..................           11.2           3%              12.4          3%
                                                              ---------         ---          ---------        ---
         Income from operations.........................            0.1          --               11.8          2%
         Interest expense...............................            9.5           2%               0.9         --
         Other income and expense-- net.................           (0.8)         --               (9.6)        (2%)
                                                              ---------         ---          ---------        ---
         Earnings (loss) from continuing operations
          before tax and reorganization costs..........            (8.6)         (2%)             20.5          4%
         Reorganization costs...........................             --          --               20.6          4%
         Income taxes...................................            0.6          --                0.9         --
                                                              ---------         ---          ---------        ---
         Loss from continuing operations................      $    (9.2)         (2%)        $    (1.0)        --
                                                              =========         ===          =========        ===


         The operating results reflect the following: ($ in millions)

                                                                         THREE MONTHS ENDED MARCH 31, 2001
                                                       ----------------------------------------------------------------------
                                                                                                         SHARED
                                                       INDUSTRIAL       BY-PRODUCTS       METALS       SERVICES &
                                                       OUTSOURCING       SERVICES        SERVICES     ELIMINATIONS      TOTAL
                                                       -----------       --------        --------     ------------      -----
         Revenue...................................      $  200.4        $   68.7        $  143.9        $    --      $  413.0
         Income (loss) from operations.............          13.6             5.2            (5.0)         (13.7)          0.1


                                                                         THREE MONTHS ENDED MARCH 31, 2000
                                                       ----------------------------------------------------------------------
                                                                                                         SHARED
                                                       INDUSTRIAL       BY-PRODUCTS       METALS       SERVICES &
                                                       OUTSOURCING       SERVICES        SERVICES     ELIMINATIONS      TOTAL
                                                       -----------       --------        --------     ------------      -----
         Revenue...................................      $  186.1        $   57.9        $  236.4        $    --      $ 480.4
         Income (loss) from operations.............          13.2             0.2             9.5          (11.1)        11.8

INDUSTRIAL OUTSOURCING GROUP

         Revenue from the Industrial Outsourcing Group for the three months ended March 31, 2001 increased by $14.3 million compared with the same period in 2000. During 2000, the Company closed certain unprofitable locations in Europe and the United States, which generated $4.5 million of revenue in the three months ended March 31, 2000. Excluding the effect of businesses closed, revenue for the three months ended March 31, 2001 increased by $18.8 million or 10.4%. Income from operations was $13.6 million or 6.8% of revenue for the three-month period ended March 31, 2001 compared with $13.2 million or 7.1% for the three-month period ended March 31, 2000.

         The revenue and profitability for the industrial cleaning and maintenance and mechanical and turnaround services business of the Group increased in the first quarter of 2001 compared to the prior year due to an increase in large-scale turnaround and outage projects and large capital and maintenance projects. When oil and gas prices increase, as they have in the past twelve months, customers in this industry typically schedule significant maintenance and capital expenditures, including turnaround projects, in the spring and fall when demand for oil and gas is lower. The profitability of these operations was negatively affected by higher labor costs as stronger general employment rates increased labor rates. The income from operations was also negatively impacted by $1.9 million as a result of a major customer filing for bankruptcy protection. The revenue and profitability of the operations of the Group servicing the automotive industry have decreased in the first quarter of 2001 compared to the prior year due to the general economic slowdown. This trend is expected to continue in the second quarter of 2001.

BY-PRODUCTS SERVICES GROUP

         Revenue increased by $10.8 million or 18.7% in the three-month period ended March 31, 2001, compared with the same period in 2000. The increase in revenue was due in part to an increase in the amount of project work performed, in which the Group manages the environmental cleanup of contaminated sites. The Group also experienced an increase in work at its environmental laboratories due to obtaining several new contracts and as a result of changes in certain regulatory requirements. The implementation of the

Securities and Exchange Commission Staff Accounting Bulletin #101 on revenue recognition, which delayed the recording of revenue until after waste had been disposed of in accordance with the customer contracts also contributed to the increase in revenue.

         Income from operations was $5.2 million or 7.6% of revenue for the three months ended March 31, 2001, compared to $0.2 million or 0% of revenue in the same period of 2000. This improvement was due to the increase in revenue, improved asset utilization and cost reduction initiatives, and reductions in environmental liabilities. Although revenue and profitability did increase, the economic slowdown in general manufacturing industries, such as the automotive and transportation sectors, as well as high fuel and utility costs, negatively affected revenues and profitability. These impacts are expected to continue into the second quarter of 2001.

METALS SERVICES GROUP

         Revenue from the Metals Services Group decreased by $92.5 million for the three months ended March 31, 2001 when compared to the same period in the prior year. The sale of the UK Metals business in April 2000 accounts for $30 million of the revenue decrease. The remainder of the decrease was the result of a 21% decrease in the volume of scrap managed by the Group and a 32% decrease in scrap prices compared to the prior year, the result of production cutbacks at domestic steel mills, a weak export market, an oversupply of industrial scrap and a strong availability of scrap alternatives.

         Income (loss) from operations was ($5.0) million or (3.5%) of revenue for the three months ended March 31, 2001, compared to $9.5 million or 4.0% of revenue for the three months ended March 31, 2000. In the first quarter of 2001, income from operations decreased by $7.6 million as a result of two major steel companies who were large customers of the Group filing for bankruptcy protection. The Group has implemented additional risk management measures designed to reduce the exposure to future insolvency filings by its steel mill customers. However, there can be no assurance in this regard. Revenue and profitability continue to be impacted by weak market conditions in the steel and automotive industries as well as depressed pricing and demand for ferrous scrap.

SHARED SERVICES AND ELIMINATIONS

         Shared services and eliminations includes the administrative costs of the shared service operations, the retained liabilities of the Company's captive insurance company and other non-operating entities. The increase of $2.6 million in shared services costs for the three months ended March 31, 2001 compared to the same period in the prior year was due primarily to special charges of $2.8 million as a result of PSC Way and an increase in the insurance costs relating to the retained liabilities of the captive insurance company of $1.8 million, which were offset by continued cost reductions.

SELLING, GENERAL AND ADMINISTRATIVE COSTS

         Selling, general and administrative costs were $34.3 million or 8% of revenue in the first quarter of 2001 compared to $37.1 million or 8% of revenue in the first quarter of 2000. The decrease was due to cost reduction efforts and the closures of operations.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization of property, plant and equipment in the first quarter of 2001 was $11.2 million, representing a decrease of $1.2 million or 9.7% over 2000. This decrease was the result of the sale of the UK Metals business in April 2000.

INTEREST EXPENSE

         Interest expense for the three months ended March 31, 2001 was $9.5 million compared with $0.9 million for the same period in 2000. Interest expense was lower in the three months ended March 31, 2000 as interest ceased to accrue on the syndicate debt of Oldco at the date of the filing of the petition for reorganization.

OTHER INCOME AND EXPENSE - NET

         Other income and expense - net for the three months ended March 31, 2001 consists of interest and equity income on investments. Other income and expense - net for the three months ended March 31, 2000 consists of gains on sales of assets of $7.8 million and interest and equity income.

INCOME TAXES

         In assessing the value of the deferred tax assets, management considered whether it would be more likely than not that all of the deferred tax assets will be realized. Projected future income tax planning strategies and the expected reversal of deferred tax liabilities are considered in making this assessment. Based on the level of historical taxable income, projections for future taxable income and subject to the limitation on the utilization of net operating loss carryforwards and excess interest deduction carryforwards, the Company has determined at this time that it is more likely than not that the Company will not realize the benefits of the deferred tax assets at March 31, 2001. The Company has recorded a valuation allowance of $204.6 million as at March 31, 2001.

         Certain future events may result in such deferred tax assets being utilized in the Company's future income tax returns, which the Company will record as a reduction in the valuation allowance and, in accordance with the principles of fresh start reporting, a credit to additional paid-in capital.

         The tax charge recorded in the quarter represents Canadian income taxes and certain U.S. state income taxes.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2001, the Company's working capital was $153.2 million, representing a decrease of $21.5 million from December 31, 2000. This decrease was largely due to a reduction in cash as a result of the loss in the quarter, an increase in the restricted investments held in the Company's captive insurance company and spending on environmental liabilities.

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

         During 2000, the Company made mandatory prepayments of the term debt relating to net asset sales of $47.2 million, including the sale of the UK Metals business. In the first quarter of 2001, the Company has made mandatory prepayments relating to net asset sales of $1.1 million reducing the term debt to $187.5 million as at March 31, 2001.

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

         The revolving operating facility provides for a revolving line of credit, subject to a borrowing base formula calculated on accounts receivable, of up to $175 million divided into Tranche A for up to $100 million and Tranche B for $75 million. The revolving operating facility matures on September 30, 2002. If the Company elects to terminate the revolving operating facility between April 7, 2001 and October 7, 2001, then it must pay a termination fee equal to 0.375% times the sum of the Tranche A advances and letters of credit outstanding.

         Borrowings under the revolving operating facility bear interest at a rate equal to the base rate (which is based on the Wells Fargo Bank "prime rate") plus 1% on Tranche A advances and 3% on Tranche B advances or at the option of the Company on Tranche A advances at a rate equal to the Libor rate plus 3%. A letter of credit fee of 2.75% is charged on the amount of all outstanding letters of credit. The Company is required to pay annually an agency fee and an annual fee equal to $150,000 and $750,000, respectively, and a monthly loan servicing fee equal to $20,000. In addition, the Company is required to pay monthly an unused line of credit fee equal to 0.375% and 0.75% per annum on the average unused portion of Tranche A and Tranche B, respectively, under the revolving operating facility. At March 31, 2001, the Company's borrowing base formula limits the availability of the revolving operating facility to approximately $158.0 million. The Company had undrawn capacity under the revolving operating facility of approximately $86.0 million, net of borrowings and outstanding letters of credit of approximately $72.0 million.

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

         During 2000, the Company undertook a significant project to operate more efficiently, share information and implement best practices. This project, the PSC Way, includes defining common business processes related to transactional functions and establishing a common integrated management systems platform. The PSC Way is vital to the Company's future business success, but was not contemplated at the time the covenants were established. Accordingly, the Company sought and received from its lenders on March 28, 2001, amendments to both the facilities to reduce the EBITDA and interest coverage ratio requirements for periods beginning with the 12 months ending March 31, 2001, to allow leeway to pursue the PSC Way. In addition, the Company sought certain other technical amendments to the facilities.

         At March 31, 2001, the Company was in compliance with the covenants of its credit facility and its revolving operating facility. During the fourth quarter of 2000 and year-to-date 2001, certain of the Company's significant customers filed for bankruptcy protection. The gross amount of receivables affected was approximately $21 million, of which approximately $15 million occurred during 2001. As a direct result of this and upon review of its business prospects and spending for the balance of 2001 and the actual results for the three months ended March 31, 2001, the Company informed its lenders that it was probable that it would not be in compliance with its revolving operating facility EBITDA covenant for the second and third quarters of 2001. On May 18, 2001, the Company and its lenders signed additional amendments to the credit and revolving operating facilities that, among other things, reduced the 12-month cumulative EBITDA covenants for periods ending March 31, 2001 through March 31, 2002. In addition, under the amendments, the lenders consented to the redemption of the outstanding rights under the Company's Rights Agreement (see Part II, Item 5, Other Information and Exhibit 4 hereto).

         Investors should take into account that forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Further adverse developments with respect to the Company's business prospects or the United States economy generally could cause actual results to differ materially. See "Special Note Regarding Forward-Looking Statements" and "Risk Factors" included in the Company's Form 10-K for the fiscal period ended December 31, 2000.

         For the three months ended March 31, 2001, the Company reported cash used in continuing operating activities of $37.6 million compared to cash used in continuing operating activities of $8.0 million in the three-month period ended March 31, 2000. This decrease in cash was the result of an increase in the Company's working capital requirements due to the increased volume of business in the three months ended March 31, 2001.

         The Company believes that over the next twelve months cash generated from operations and the proceeds from the sale of operations together with amounts available under the revolving operating facility will be adequate to meet its capital expenditures and working capital needs, although no assurance can be given in this regard.

CAPITAL EXPENDITURES

         Capital expenditures for continuing operations were $13.8 million for the three-month period ending March 31, 2001, compared to $8.4 million for the same period in 2000. Cash conservation measures by the Company reduced the amount of capital expenditures in the first quarter of 2000.

                           PHILIP SERVICES CORPORATION

PART I -- FINANCIAL INFORMATION

ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to financial risk resulting from volatility in foreign exchange rates, interest rates and commodity prices. The Company seeks to minimize these risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. In the first quarter of 2001, the Company did not enter into any derivative contracts.

FOREIGN CURRENCY RATE RISK

         The revenue and expenses of the Company's Canadian and European subsidiaries are generally denominated using the local currency. The functional currency of these subsidiaries is the local currency and, therefore, foreign currency translation adjustments made on consolidation are reflected as a component of stockholders' equity as stated in the Company's accounting policies. Changes in the foreign exchange rates compared to the United States dollar can have an effect on the Company's revenue and profitability. The sensitivity of the earnings (loss) from continuing operations before tax to the changing foreign currency rates based on the operating results from foreign subsidiaries for the first quarter of 2001 is estimated to be immaterial.

INTEREST RATE RISK

         Substantially all of the Company's long-term debt at March 31, 2001 bears interest at a fixed rate. Borrowings under the revolving operating facility totaled $7.1 million at March 31, 2001 and bear interest at a floating rate determined based on the Wells Fargo Bank prime rate.

COMMODITY PRICE RISK

         Prices in the Metals Services Group are established and adjusted monthly by the major steel producers. The price of ferrous scrap is a significant factor influencing the profitability of the Metals Services group. During 2000, the average selling price of ferrous scrap decreased to $85 per ton at the end of fiscal 2000 from $134 per ton in the first quarter of 2000. During the first quarter of 2001, the average selling price of ferrous scrap increased to an average of $88 per ton. The Company manages its commodity price risk by acquiring ferrous metal scrap as it is needed for its customers, which allows the Company to turn its inventory approximately every 45 days. Based on the inventory levels of the Metals Services Group as at March 31, 2001 a 10% change in the price of ferrous scrap during a 30-day period is estimated to change the Company's earnings (loss) from continuing operations before tax by approximately $1.0 million.

                           PHILIP SERVICES CORPORATION

PART II -- OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

         Other than as reported in the Company's 2000 Annual Report on Form 10-K under the caption "Legal Proceedings," the Company is not currently a party to any material pending legal proceedings, other than routine matters incidental to the business, and no material developments have occurred in any proceedings described in such Form 10-K, except as described in the immediately following paragraph.

         On April 6, 2001, the Company pled guilty to a misdemeanor and paid a fine of $250,000 in connection with the Orangeburg, New York case described in the Company's 2000 Annual Report on Form 10-K. In addition, the Company contributed $750,000 relating to the supplementary environmental project described therein.

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5:  OTHER INFORMATION

         On May 18, 2001, the Company's Board of Directors authorized and directed the redemption of the rights granted under that certain Rights Agreement dated as of March 31, 2000, with such redemption to be effective as of 8 a.m., Eastern time, on May 22, 2001. For more information, see the Company's Current Report on Form 8-K filed on May 21, 2001.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         Exhibit
         Number   Description
         ------   -----------

         3.1 Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant's Report on Form 10-Q filed August 14, 2000).

         3.2 Amended By-Laws (incorporated by reference to Exhibit 3.2 to the registrant's Annual Report on Form 10-K filed March 29,
                  2001).

         4        Description of capital stock of the registrant.

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

         Exhibit
         Number   Description
         ------   -----------

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

         10.8 First amendment to Credit Agreement, dated as of March 8, 2001, between the registrant and various of its lenders, with Canadian Imperial Bank of Commerce acting as Administrative Agent (incorporated by reference to Exhibit 10.8 to the registrant's Annual Report on Form 10-K filed March 29, 2001).

         10.9 Second amendment to Credit Agreement, dated as of March 28, 2001, between the registrant and various of its lenders, with Canadian Imperial Bank of Commerce acting as Administrative Agent (incorporated by reference to Exhibit 10.9 to the registrant's Annual Report on Form 10-K filed March 29, 2001).

         10.10 Amendment Number One, dated March 28, 2001, to Loan Agreement between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and Administrative Agent (incorporated by reference to Exhibit
                  10.10 to the registrant's Annual Report on Form 10-K filed March 29, 2001).

         10.11 Indenture, dated as of April 7, 2000, relating to the registrant's 6% Subordinated Notes due April 15, 2010.

         10.12 Indenture, dated as of April 7, 2000, relating to the registrant's 3% Convertible Subordinated Notes due April 15, 2020.

         10.13 Third amendment to Credit Agreement, dated as of May 18, 2001, between the registrant and various of its lenders, with Canadian Imperial Bank of Commerce acting as Administrative Agent.

         10.14 Amendment Number Two, dated May 18, 2001, to Loan Agreement between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and Administrative Agent.

         (b) No Reports on Form 8-K were filed during the fiscal quarter ended March 31, 2001.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 21, 2001           PHILIP SERVICES CORPORATION


                              By:  /s/ Anthony G. Fernandes
                                   -----------------------------------------
                                   Anthony G. Fernandes
                                   President and Chief Executive Officer
                                   (Principal Executive and Financial Officer)

                                  EXHIBIT INDEX

Exhibit
Number       Description
------       -----------

3.1 Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant's Report on Form 10-Q filed August 14, 2000).

3.2 Amended By-Laws (incorporated by reference to Exhibit 3.2 to the registrant's Annual Report on Form 10-K filed March 29, 2001).

4            Description of capital stock of the registrant.

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

10.8 First amendment to Credit Agreement, dated as of March 8, 2001, between the registrant and various of its lenders, with Canadian Imperial Bank of Commerce acting as Administrative Agent (incorporated by reference to Exhibit 10.8 to the registrant's Annual Report on Form 10-K filed March 29, 2001).

10.9 Second amendment to Credit Agreement, dated as of March 28, 2001, between the registrant and various of its lenders, with Canadian Imperial Bank of Commerce acting as Administrative Agent (incorporated by reference to Exhibit 10.9 to the registrant's Annual Report on Form 10-K filed March 29, 2001).

10.10 Amendment Number One, dated March 28, 2001, to Loan Agreement between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and Administrative Agent (incorporated by reference to Exhibit 10.10 to the registrant's Annual Report on Form 10-K filed March 29, 2001).

10.11 Indenture, dated as of April 7, 2000, relating to the registrant's 6% Subordinated Notes due April 15, 2010.

10.12 Indenture, dated as of April 7, 2000, relating to the registrant's 3% Convertible Subordinated Notes due April 15, 2020.

10.13 Third amendment to Credit Agreement, dated as of May 18, 2001, between the registrant and various of its lenders, with Canadian Imperial Bank of Commerce acting as Administrative Agent.

10.14 Amendment Number Two, dated May 18, 2001, to Loan Agreement between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and Administrative Agent.