Form 10-Q
period 2001-06-30
PHILIP SERVICES CORP/DE
filed 2001-08-14
CIK 1095701

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
                         Commission file number 0-30417


                                 ---------------


                           PHILIP SERVICES CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

          DELAWARE                                      98-0131394
(State or Other Jurisdiction of         (I.R.S. Employer Identification Number)
Incorporation or Organization)


 9700 HIGGINS ROAD, SUITE 750, ROSEMONT,                              60018
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

     The number of shares of common stock of the Registrant outstanding at August 10, 2001 was 24,313,600.

================================================================================

                                  REPORT INDEX

PART AND ITEM NO.                                                                                                        PAGE NO.
-----------------                                                                                                        --------
PART I - Financial Information

  Item 1 - Financial Statements (Unaudited)

         Consolidated Balance Sheets of the Company as at June 30, 2001 and December 31, 2000.........................      3

         Consolidated Statements of Earnings of the Company for the Three Months Ended June 30, 2001 and
           June 30, 2000..............................................................................................      4

         Consolidated Statements of Earnings of the Company for the Six Months Ended June 30, 2001 and the Three
           Months Ended June 30, 2000 and Consolidated Statement of Earnings of the Predecessor Company for the
           Three Months Ended March 31, 2000..........................................................................      5


         Consolidated Statements of Cash Flows of the Company for the Six Months Ended June 30, 2001 and the
           Three Months Ended June 30, 2000, and Consolidated Statement of Cash Flow of the Predecessor Company for
           the Three Months Ended March 31, 2000......................................................................      6


         Notes to Consolidated Financial Statements...................................................................      7

  Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations......................     18

  Item 3 - Quantitative and Qualitative Disclosures About Market Risk.................................................     24

PART II - Other Information

  Item 1 - Legal Proceedings..........................................................................................     25

  Item 2 - Changes in Securities and Use of Proceeds..................................................................     25

  Item 3 - Defaults upon Senior Securities............................................................................     25

  Item 4 - Submission of Matters to a Vote of Security Holders........................................................     25

  Item 5 - Other Information..........................................................................................     26

  Item 6 - Exhibits and Reports on Form 8-K...........................................................................     26




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

                           PHILIP SERVICES CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                       (UNAUDITED IN THOUSANDS OF DOLLARS)



                                                                            JUNE 30,         DECEMBER 31,
                                                                              2001              2000
                                                                           ----------        ------------
ASSETS
Current assets
  Cash and cash equivalents...................................              $      --         $  38,747
  Accounts receivable (net of allowance for doubtful
     accounts of $28,488; December 31, 2000 - $20,980)........                266,334           236,939
  Inventory for resale........................................                 50,615            42,318
  Other current assets........................................                 73,497            74,842
                                                                            ---------         ---------
                                                                              390,446           392,846
Property, plant and equipment.................................                271,684           277,571
Other assets .................................................                 54,451            52,132
                                                                            ---------         ---------
                                                                            $ 716,581         $ 722,549
                                                                            =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Bank overdraft..............................................              $  12,641         $      --
  Accounts payable............................................                 77,868            80,549
  Accrued liabilities ........................................                118,830           133,237
  Current maturities of long-term debt .......................                 25,118             4,358
                                                                            ---------         ---------
                                                                              234,457           218,144
Long-term debt................................................                338,957           342,912
Deferred income taxes ........................................                  8,066             8,982
Other liabilities ............................................                 73,837            81,929
Contingencies (Note 13)
Stockholders' equity..........................................                 61,264            70,582
                                                                             --------         ---------
                                                                            $ 716,581         $ 722,549
                                                                            =========         =========


   The accompanying notes are an integral part of these financial statements.

                           PHILIP SERVICES CORPORATION

                       CONSOLIDATED STATEMENTS OF EARNINGS
                       (UNAUDITED IN THOUSANDS OF DOLLARS,
                       EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                   FOR THE THREE MONTHS   FOR THE THREE MONTHS
                                                                       ENDED JUNE 30,        ENDED JUNE 30,
                                                                           2001                   2000
                                                                   --------------------   --------------------
Revenue........................................................         $ 396,098              $ 427,364
Operating expenses.............................................           341,738                373,904
Special charges (Note 8).......................................             3,350                  1,545
Selling, general and administrative costs......................            34,822                 36,670
Depreciation and amortization..................................            11,250                 11,146
                                                                        ---------              ---------
Income from operations.........................................             4,938                  4,099
Interest expense...............................................             9,550                  9,408
Other (income) and expense - net...............................            (6,071)                (1,015)
                                                                        ---------              ---------
Earnings (loss) from continuing operations
  before tax ..................................................             1,459                 (4,294)
Income taxes ..................................................               896                    563
                                                                        ---------              ---------
Net earnings (loss)............................................         $     563              $  (4,857)
                                                                        =========              =========
Basic and diluted earnings (loss) per share....................         $    0.02              $   (0.20)
                                                                        =========              =========
Weighted average number of shares of common
  stock outstanding (000's)....................................            24,049                 24,026
                                                                        =========              =========


   The accompanying notes are an integral part of these financial statements.

                           PHILIP SERVICES CORPORATION

                       CONSOLIDATED STATEMENTS OF EARNINGS
                       (UNAUDITED IN THOUSANDS OF DOLLARS,
                       EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                              | PREDECESSOR COMPANY
                                                                                              | -------------------
                                                    FOR THE SIX MONTHS   FOR THE THREE MONTHS | FOR THE THREE MONTHS
                                                      ENDED JUNE 30,        ENDED JUNE 30,    |   ENDED MARCH 31,
                                                           2001                 2000          |       2000
                                                    ------------------   -------------------- | --------------------
                                                                                              |
Revenue.........................................        $809,118              $427,364        |      $480,386
Operating expenses..............................         706,403               373,904        |       419,094
Special charges (Note 8)........................           6,147                 1,545        |           --
Selling, general and administrative costs.......          69,102                36,670        |        37,043
Depreciation and amortization...................          22,439                11,146        |        12,436
                                                        --------              --------        |      --------
Income from operations..........................           5,027                 4,099        |        11,813
Interest expense................................          19,061                 9,408        |           952
Other (income) and expense - net................          (6,856)               (1,015)       |        (9,598)
                                                        --------              --------        |      --------
Earnings (loss) from continuing operations                                                    |
  before tax and reorganization costs...........          (7,178)               (4,294)       |        20,459
Reorganization costs (Note 9)...................             --                    --         |        20,607
Income taxes ...................................           1,466                   563        |           856
                                                        --------              --------        |      --------
Loss from continuing operations.................          (8,644)               (4,857)       |        (1,004)
Discontinued operations, net of tax ............             --                    --         |         1,473
Fresh start adjustment (Note 1)................              --                   --          |        45,290
                                                        --------              --------        |      --------
Net earnings (loss).............................        $ (8,644)             $ (4,857)       |      $ 45,759
                                                        ========              ========        |      ========
                                                                                              |
Basic and diluted earnings (loss) per share                                                   |
  Continuing operations.........................        $  (0.36)             $  (0.20)       |      $  (0.01)
  Discontinued operations.......................             --                    --         |          0.01
  Other.........................................             --                    --         |          0.35
                                                        --------              --------        |      --------
                                                        $  (0.36)             $  (0.20)       |      $   0.35
                                                        ========              ========        |      ========
Weighted average number of shares of common                                                   |
  stock outstanding (000's).....................          24,045                24,026        |       131,144
                                                        ========              ========        |      ========


   The accompanying notes are an integral part of these financial statements.

                           PHILIP SERVICES CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (UNAUDITED IN THOUSANDS OF DOLLARS)

                                                                                                   |  PREDECESSOR COMPANY
                                                                                                   |  --------------------
                                                         FOR THE SIX MONTHS   FOR THE THREE MONTHS |  FOR THE THREE MONTHS
                                                            ENDED JUNE 30,        ENDED JUNE 30,   |     ENDED MARCH 31,
                                                                2001                  2000         |          2000
                                                         ------------------   -------------------  |  --------------------
                                                                                                   |
OPERATING ACTIVITIES                                                                               |
Net loss from continuing operations..............            $ (8,644)             $ (4,857)       |      $ (1,004)
Items included in earnings not affecting cash                                                      |
  Depreciation and amortization..................              22,439                11,146        |        12,436
  Accrued but unpaid interest....................               7,599                 3,381        |           --
  Deferred income taxes..........................                 449                   --         |           --
  Gain on sale of assets.........................              (4,651)                  --         |        (7,820)
  Other..........................................              (1,941)                  --         |           --
                                                             --------              --------        |      --------
Cash flow before working capital changes.........              15,251                 9,670        |         3,612
Changes in non-cash working capital..............             (58,389)               63,357        |       (11,622)
                                                             --------              --------        |      --------
Cash provided by (used in) continuing operating                                                    |
  activities.....................................             (43,138)               73,027        |        (8,010)
Cash provided by (used in) discontinued                                                            |
  operating activities...........................                 --                    191        |        (1,453)
                                                             --------              --------        |      --------
Cash provided by (used in) operating activities..             (43,138)               73,218        |        (9,463)
                                                             --------              --------        |      --------
INVESTING ACTIVITIES                                                                               |
Proceeds from sales of operations................              10,491                   --         |           --
Purchase of property, plant and equipment........             (25,206)               (9,595)       |        (8,403)
Proceeds from sales of assets....................               2,088                 1,539        |        11,379
Other - net......................................              (3,847)               (2,809)       |        (5,623)
                                                             --------              --------        |      --------
Cash used in continuing investing activities.....             (16,474)              (10,865)       |        (2,647)
Cash provided by investing activities of                                                           |
  discontinued operations........................                 --                    --         |         1,545
                                                             --------              --------        |      --------
Cash used in investing activities................             (16,474)              (10,865)       |        (1,102)
                                                             --------              --------        |      --------
FINANCING ACTIVITIES                                                                               |
Proceeds from long-term and short-term debt......              57,176                   --         |           --
Principal payments on long-term debt.............             (36,311)              (47,765)       |        (1,205)
Common stock issued for cash.....................                 --                    250        |           --
                                                             --------              --------        |      --------
Cash provided by (used in) continuing                                                              |
  financing activities...........................              20,865               (47,515)       |        (1,205)
Cash used in financing activities                                                                  |
  of discontinued operations.....................                 --                    --         |           (92)
                                                             --------              --------        |      --------
Cash provided by (used in) financing activities..              20,865               (47,515)       |        (1,297)
                                                             --------              --------        |      --------
                                                                                                   |
Net change in cash for the period................             (38,747)               14,838        |       (11,862)
Cash and cash equivalents, beginning of                                                            |
  period.........................................              38,747                32,116        |        48,316
                                                             --------              --------        |      --------
Cash and cash equivalents, end of period.........            $    --               $ 46,954        |      $ 36,454
                                                             ========              ========        |      ========


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

     The Consolidated Financial Statements herein have been prepared by the Company or the Predecessor Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As applicable under such regulations, certain information and footnote disclosures normally included in complete annual financial statements have been condensed or omitted. The Company believes that the presentation and disclosures herein are adequate to make the information not misleading, and the financial statements reflect all elimination entries and normal adjustments that are necessary for a fair statement of the results for the three and six months ended June 30, 2001. There have been no significant changes in the accounting policies of the Company during the periods presented. For a description of these policies, see Note 2 of Notes to the Company's Consolidated Financial Statements included in the Company's Form 10-K for the fiscal year ended December 31, 2000.

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

FRESH START REPORTING

     The Company adopted fresh start reporting in accordance with the AICPA's Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." For financial reporting purposes, the effective date of the Plan was considered to be March 31, 2000. Under the principles of fresh start reporting, the Company is required to determine its reorganization value. The reorganization value of the Company was determined with the assistance of independent advisors. The methodology employed involved the estimation of an enterprise value (i.e. the fair market value of the corporation's debt and stockholders' equity) which was approximately $500 million. The significant factors used in the determination of the reorganization value were the industries in which the Company operates, the general economic conditions that impact the Company and the application of certain valuation methodologies, which included a discounted cash flow analysis based on two year's cashflow projections prepared by management with discount rates of between 11% and 12% and an analysis of comparable publicly traded company multiples and sales transactions. The reorganization value was then allocated to the Company's assets and liabilities based on their fair values. No significant adjustments were made to the Company's assets and liabilities under fresh start reporting as their fair values approximated recorded amounts at March 31, 2000.

     The Consolidated Statement of Earnings for the three months ended March 31, 2000 reflects fresh start adjustments of $45.3 million. This amount comprises the gain on the debt discharge of $24.0 million and $21.3 million relating to the Predecessor Company's disposition of the UK Metals business on April 7, 2000.

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

RECLASSIFICATION

     Certain reclassifications of prior periods' data have been made to conform with the current period reporting.

(2)  OTHER CURRENT ASSETS (in thousands)

                                                                          JUNE 30,           DECEMBER 31,
                                                                            2001                 2000
                                                                         ---------           ------------
Costs in excess of billings.....................................         $  25,212            $  24,048
Consumable supplies.............................................            14,929               14,585
Non-trade receivables...........................................            14,389               16,835
Proceeds receivable on sale of UK Metals business ..............             3,281                3,281
Other...........................................................            15,686               16,093
                                                                         ---------            ---------
                                                                         $  73,497            $  74,842
                                                                         =========            =========

(3)  OTHER ASSETS (in thousands)

                                                                          JUNE 30,           DECEMBER 31,
                                                                            2001                 2000
                                                                         ---------           ------------
Restricted investments(a)......................................          $  40,841            $  40,920
Other..........................................................             13,610               11,212
                                                                          --------            ---------
                                                                          $ 54,451            $  52,132
                                                                          ========            =========


(a) Restricted investments are controlled by the Company's captive insurance subsidiary, and as at June 30, 2001, approximately $38,149 (December 31, 2000 - $31,183) had been pledged as security for the Company's insurance liabilities.


(4)  ACCRUED LIABILITIES (in thousands)


     Accrued liabilities consist of the following:


                                                                          JUNE 30,           DECEMBER 31,
                                                                           2001                  2000
                                                                         ---------           ------------
Insurance claims outstanding (a)...............................           $ 45,200             $ 44,332
Accrued employee compensation and benefit costs................             18,103               30,852
Billings in excess of costs....................................             11,017                5,837
Accrued purchases..............................................              9,928               11,769
Accrued special charges........................................              3,322                5,482
Accrued waste material disposal costs..........................              3,170                4,672
Accrued environmental costs....................................              2,559                1,967
Accrued other..................................................             25,273               27,547
Income taxes payable...........................................                258                  779
                                                                          --------             --------
                                                                          $118,830             $133,237
                                                                          ========             ========


(a) The Company determines its insurance claims liability using actuarial principles on an undiscounted basis. The Company retains liability for (i) workers' compensation claims of up to $500 for any one occurrence; (ii) auto and general liability claims of up to $250 for any one occurrence; and (iii) certain environmental liabilities up to $2,100 for any one occurrence. The Company purchases additional insurance that limits the Company's aggregate exposure in any one year to losses of $1,500 for auto and general liability claims (above the $100 retention per claim); $5,000 for insured environmental liabilities (above the $100 retention per claim); and $14,000 for workers' compensation claims (without retention). To the extent that any insurance carrier is unable to meet its obligations under existing insurance policies, the Company could be liable for the defaulted amount. From time to time, other retention amounts apply because claims arise under policies of subsidiary, acquired or predecessor companies.

(5)  LONG-TERM DEBT (in thousands except per share amounts)


                                                                            JUNE 30,         DECEMBER 31,
                                                                              2001               2000
                                                                           ---------         ------------
Credit Facility
  Term debt(a).................................................            $178,385            $188,598
  Convertible Payment-in-kind debt(a)..........................             113,198             107,660
Unsecured Payment-in-kind notes(b).............................              41,135              39,228
Revolving Operating Facility (c)...............................              20,443                 --
Secured loans bearing interest at a weighted average
  fixed rate of 6.1% (2000 - 6.4%) maturing at various
  dates up to 2020.............................................               4,656               4,703
Secured loans bearing interest at prime plus a weighted
  average floating rate of 1.6% (2000 - 1.5%) maturing
  at various  dates up to 2001.................................               2,706               2,298
Obligations under capital leases on equipment bearing
  interest at rates varying from 6% to 12% maturing at
  various dates to 2006........................................               3,552               4,783
                                                                           --------            --------
                                                                            364,075             347,270
Less current maturities of long-term debt......................              25,118               4,358
                                                                           --------            --------
                                                                           $338,957            $342,912
                                                                           ========            ========


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

     (iii)the net proceeds from the sale of the UK Metals business, which occurred in April 2000.

     The Company is also required yearly for the first two years and quarterly after that, to repay the term debt first and then the PIK debt in an amount equal to 75% of the cash flow available for debt service.

     During 2000, the Company made mandatory prepayments of the term debt relating to net asset sales of $47,227, including the sale of the UK Metals business. During 2001, the Company has made mandatory prepayments relating to net asset sales of $10,213 reducing the term debt to $178,385 as at June 30, 2001.

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

     The credit facility and the revolving operating facility contain cross-default provisions.

     During 2000, the Company undertook a significant project to operate more efficiently, share information and implement best practices. This project, the PSC Way, includes defining common business processes related to transactional functions and establishing a common integrated management systems platform. The PSC Way was considered vital to the Company's future business success, but was not contemplated at the time the covenants were established. Accordingly, the Company sought and received from its lenders on March 28, 2001, amendments to both the facilities to reduce the EBITDA and interest coverage ratio requirements for periods beginning with the 12 months ending March 31, 2001, to allow leeway to pursue the PSC Way. In addition, the Company sought certain other technical amendments to the facilities.

     During the fourth quarter of 2000 and through April 2001, certain of the Company's significant customers filed for bankruptcy protection. The gross amount of receivables affected was approximately $21 million, of which approximately $15 million occurred during 2001. As a direct result of this and upon review of its business prospects and spending for the balance of 2001 and the actual results for the three months ended March 31, 2001, the Company informed its lenders that it was probable that it would not be in compliance with its revolving operating facility EBITDA covenant for the second and third quarters of 2001. On May 18, 2001, the Company and its lenders signed additional amendments to the credit and revolving operating facilities that, among other things, reduced the 12-month cumulative EBITDA covenants for periods ending March 31, 2001 through March 31, 2002. In addition, under the amendments, the lenders consented to the redemption of the outstanding rights under the Company's Rights Agreement.

     At June 30, 2001, the Company was in compliance with the covenants of its credit facility and its revolving operating facility.

     The slowdown in the United States economy has continued to have a negative effect on the Company's businesses, resulting in a negative impact on the Company's ability to achieve the financial performance it had previously forecast. Current projections, which the Company believes are based upon reasonable assumptions within the bounds of its knowledge, indicate that the Company will remain in compliance with the covenants under its credit facility and its revolving operating facility. In the event that it is unable to comply with the covenants, the Company will renegotiate with its lenders or seek alternate financing.

(b)  Unsecured Payment-in-kind notes

     Under the Plan, the Company issued an aggregate amount of $48,000 of unsecured payment-in-kind notes ("unsecured notes"). The unsecured notes mature on April 15, 2010 and bear interest at a fixed rate of 6%. The interest is payable semi-annually on April 15 and October 15, and can be paid up to April 15, 2005 in cash or additional unsecured notes, at the option of the Company. The Company has issued an additional $1,056 of unsecured notes as of June 30, 2001 in payment of interest. If a change in control occurs, the Company is required to make an offer to purchase an amount of unsecured notes equal to the present value of the remaining scheduled payments of principal and interest, discounted at 16%, plus accrued interest thereon. The unsecured notes will bear interest at a rate of 12% from the date of a change in control until such time as the unsecured notes are redeemed. The unsecured notes provide for annual mandatory sinking fund payments equal to 20% of the aggregate principal amount of the outstanding unsecured notes at April 15, 2005, plus all accrued and unpaid interest thereon, commencing April 15, 2006. At June 30, 2001, the unsecured notes are recorded at $36,005 (December 31, 2000 - $34,354), which approximates fair value.

     Under the Plan, the Company issued an aggregate amount of $18,000 of unsecured convertible payment-in-kind notes ("unsecured convertible notes"). The unsecured convertible notes mature on April 15, 2020 and bear interest at a fixed rate of 3% starting April 15, 2003. The interest is payable semi-annually on April 15 and October 15. The unsecured convertible notes may be converted at any time into shares of common stock of PSC at an initial conversion price of $30 per share. If a change in control occurs the Company is required to make an offer to purchase an amount of unsecured convertible notes equal to between 64% and 100% of the principal amount of unsecured convertible notes outstanding, plus accrued interest thereon. The unsecured convertible notes will bear interest at a rate of 12% from the date of a change in control until such time as the unsecured convertible notes are redeemed. In the three and six months ended June 30, 2001, unsecured convertible notes with a face value of $538 were converted into 18 shares of common stock pursuant to the terms of the indenture covering the unsecured convertible notes. At June 30, 2001, the unsecured convertible notes are recorded at $5,130 (December 31, 2000 - $4,874), which approximates fair value.

    The unsecured notes contain provisions whereby an acceleration under the credit facility or revolving operating facility causes a default under the notes. In addition, the credit facility and revolving operating facility contain cross-default provisions whereby a default under the unsecured notes causes a default under the credit facility and the revolving operating facility.

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

     At June 30, 2001, the Company's borrowing base formula limited the availability of the revolving operating facility to approximately $125,115. The Company had undrawn capacity under the revolving operating facility of approximately $30,689 net of borrowings and outstanding letters of credit of approximately $94,426.

(6)  STOCKHOLDERS' EQUITY (in thousands except number of shares)

                                                                         JUNE 30,         DECEMBER 31,
                                                                           2001               2000
                                                                         --------         ------------
   Share capital.............................................            $118,806           $118,544
   Retained earnings (deficit)...............................             (54,153)           (45,509)
   Cumulative foreign currency translation adjustment........              (3,389)            (2,453)
                                                                         --------           --------
                                                                         $ 61,264           $ 70,582
                                                                         ========           ========


     The outstanding capital of PSC comprised 24,287,254 shares of common stock at June 30, 2001.

     On May 9, 2001, the Company reserved 1,000,000 shares of common stock for issuance under its 2001 Officers' Stock-Based Bonus Plan ("Stock Plan"). Under the Stock Plan, awards of restricted common stock, options to purchase shares of common stock, stock appreciation rights and/or phantom stock rights may be granted. Participation in the Stock Plan is limited to officers of the Company and its subsidiaries. The awards vest evenly over a four-year period from the date of grant. The Company had granted 227,392 restricted shares as at June 30, 2001 which had a fair value on the date of grant of $3.45 per share.

     On May 9, 2001, the Company also reserved 200,000 shares of common stock for issuance under its 2001 Non-Employee Directors Restricted Stock Plan ("Directors Stock Plan"). Under the Directors Stock Plan, shares of restricted common stock will be granted on the first business day of each fiscal quarter during the term of the Directors Stock Plan to each non-employee director who is a member of the Board. One-quarter of the shares granted as of each grant date will vest on each of the first four anniversaries of such grant date except with respect to the initial grant of shares. As of June 30, 2001, the Company had not granted any restricted common stock under the Directors Stock Plan.

(7)  CHANGES IN NON-CASH WORKING CAPITAL (in thousands)

                                                                                                     | PREDECESSOR COMPANY
                                                                                                     | -------------------
                                                                SIX MONTHS ENDED  THREE MONTHS ENDED |  THREE MONTHS ENDED
                                                                   JUNE 30, 2001     JUNE 30, 2000   |    MARCH 31, 2000
                                                                ----------------  ------------------ | -------------------
                                                                                                     |
     Accounts receivable....................................        $(31,226)         $ 12,542       |       $(22,017)
     Inventory for resale...................................          (8,334)           (2,822)      |         (1,515)
     Proceeds from sale of UK Metal business................             --             44,587       |            --
     Other..................................................            (896)           22,725       |          2,305
     Accounts payable and accrued liabilities...............         (17,412)          (14,283)      |          7,666
     Income taxes payable...................................            (521)              608       |          1,939
                                                                    --------          --------       |       --------
                                                                    $(58,389)         $ 63,357       |       $(11,622)
                                                                    ========          ========       |       ========

STATEMENTS OF CASH FLOWS

     The supplemental cash flow disclosures and non-cash transactions are as follows:

                                                                                                     | PREDECESSOR COMPANY
                                                                                                     | -------------------
                                                                SIX MONTHS ENDED  THREE MONTHS ENDED |  THREE MONTHS ENDED
                                                                  JUNE 30, 2001     JUNE 30, 2000    |    MARCH 31, 2000
                                                                ----------------  ------------------ | -------------------
                                                                                                     |
     Supplemental cash flow disclosures:                                                             |
     Interest paid.........................................          $ 9,273           $ 1,469       |      $   951
     Income taxes paid.....................................            1,996             1,242       |        2,248
     Non-cash transactions:                                                                          |
     Debt incurred on the purchase of                                                                |
       property and equipment..............................            1,233               --        |        2,782
     Conversion of unsecured payment-in-kind notes.........              154               --        |          --
     Deferred stock compensation costs.....................              107               --        |          --

(8)  SPECIAL CHARGES (in thousands)

     During 2000, the Company embarked on an initiative to standardize business processes to allow it to operate more efficiently and share information and implement best practices - the PSC Way. This project includes defining common business processes related to transactional functions and establishing a common integrated management systems platform. The total cash costs for the PSC Way initiative in the three and six months ended June 30, 2001, were $4,433 and $7,737, respectively, of which $1,881 and $2,388 were capitalized to property, plant and equipment and $2,552 and $5,349 were included in special charges.

     The Company also made the decision in the second quarter of 2001 to close and consolidate a location in its By-Products Services Group. Included in special charges is $610 of costs for severance and other exit costs.

     At December 31, 2000, the Company had accrued $5,482 for severance and other exit costs related to the restructuring of the Industrial Outsourcing Group and the By-Product Services Group. As at June 30, 2001, the remaining accrual consisted of the following items:

                                                  DECEMBER 31, 2000     ADDITIONS         SPENDING     JUNE 30, 2001
                                                  -----------------     ---------         --------     -------------
Severance.....................................         $3,751            $  308            $2,521          $1,538
Other exiting liabilities.....................          1,731               490               437           1,784
                                                       ------            ------            ------          ------
                                                       $5,482            $  798            $2,958          $3,322
                                                       ======            ======            ======          ======

     At December 31, 2000, approximately 132 employees were to be terminated as a result of these restructurings. During the six months ended June 30, 2001, 80 of these employees were severed and 52 remain to be terminated.

(9)  REORGANIZATION COSTS (in thousands)

    The expenses resulting from Oldco's reorganization filings have been segregated from expenses related to operations in the accompanying Consolidated Statements of Earnings and include the following:

                                                                                   PREDECESSOR COMPANY
                                                                                   -------------------
                                                                                    THREE MONTHS ENDED
                                                                                      MARCH 31, 2000
                                                                                   -------------------
Professional fees..........................................................               $17,908
Other......................................................................                 2,699
                                                                                          -------
                                                                                          $20,607
                                                                                          =======

(10) EARNINGS PER SHARE (in thousands)

                                                                                                  | PREDECESSOR COMPANY
                                                                                                  | -------------------
                                                          SIX MONTHS ENDED     THREE MONTHS ENDED |  THREE MONTHS ENDED
                                                            JUNE 30, 2001        JUNE 30, 2000    |    MARCH 31, 2000
                                                          ----------------     ------------------ | ------------------
                                                                                                  |
Net earnings (loss) for the period - basic and diluted..      $(8,644)              $(4,857)      |       $45,759
                                                              =======               =======       |       =======
                                                                                                  |
Number of shares of common stock outstanding............       24,287                24,042       |       131,144
Effect of using weighted average common shares                                                    |
  outstanding...........................................          (15)                  (16)      |           --
Restricted shares issued................................         (227)                  --        |           --
                                                              -------               -------       |       -------
Basic and diluted weighted average number of                                                      |
  common shares outstanding.............................       24,045                24,026       |       131,144
                                                              =======               =======       |       =======

(11) COMPREHENSIVE INCOME (in thousands)

                                                                                                  | PREDECESSOR COMPANY
                                                                                                  | -------------------
                                                          SIX MONTHS ENDED     THREE MONTHS ENDED |  THREE MONTHS ENDED
                                                            JUNE 30, 2001         JUNE 30, 2000   |    MARCH 31, 2000
                                                          ----------------     ------------------ | -------------------
                                                                                                  |
Net earnings (loss)........................................    $(8,644)            $(4,857)       |      $45,759
Other comprehensive income, net of tax:                                                           |
  Translation adjustments..................................       (936)             (2,276)       |       (4,061)
                                                               -------             -------        |      -------
Comprehensive income (loss)................................    $(9,580)            $(7,133)       |      $41,698
                                                               =======             =======        |      =======


(12) SEGMENTED INFORMATION (in thousands)
 The Company's business operations are organized into the following segments:

     o Industrial Outsourcing Group, which includes the operations that perform industrial cleaning and maintenance, mechanical services, piping and fabrication, turnaround and outage services, electrical contracting and instrumentation, decommissioning, remediation and paint booth cleaning and overspray recovery services.

     o By-Products Services Group, which includes commercial and waste collection, transportation, processing and disposal, as well as laboratory analytical services, container and tank cleaning and emergency response services.

     o Metals Services Group, whose primary operations include ferrous and non-ferrous scrap collection, processing, brokerage, transportation and on-site mill services as well as end-processing and distribution.

                                                                   SIX MONTHS ENDED JUNE 30, 2001
                                            ------------------------------------------------------------------------
                                                                                           SHARED
                                             INDUSTRIAL     BY-PRODUCTS      METALS       SERVICES &
                                            OUTSOURCING       SERVICES      SERVICES     ELIMINATIONS       TOTAL
                                            ------------    -----------    ----------    ------------    ----------
     Revenue.........................        $ 386,670        $138,866      $283,582       $    --       $  809,118
     Income (loss) from operations...           26,213          10,109        (2,978)       (28,317)          5,027
     Income (loss) from operations
       excluding special charges.....           26,213          10,719        (2,978)       (22,780)         11,174
     Total assets....................          239,542         160,111       255,603         61,325         716,581
     Depreciation and amortization...            9,244           6,275         4,922          1,998          22,439
     Capital expenditures............           11,954           6,634         4,873          2,978          26,439
     Equity investments..............              --              --          2,906          1,523           4,429


                                                               THREE MONTHS ENDED JUNE 30, 2000
                                            ------------------------------------------------------------------------
                                                                                           SHARED
                                             INDUSTRIAL    BY-PRODUCTS      METALS       SERVICES &
                                             OUTSOURCING    SERVICES       SERVICES     ELIMINATIONS         TOTAL
                                             -----------   -----------     ---------    ------------     -----------
     Revenue.........................         $183,393       $ 70,969       $173,002       $    --         $427,364
     Income (loss) from operations...           11,476          3,855          2,588        (13,820)          4,099
     Income (loss) from operations
       excluding special charges.....           11,476          3,855          2,588        (12,275)          5,644
     Total assets....................          244,398        178,665        218,051        145,064         786,178
     Depreciation and amortization...            4,127          3,305          3,188            526          11,146
     Capital expenditures............            4,704          2,306          2,462            123           9,595
     Equity investments..............              --             --           1,690            --            1,690


                                                                   PREDECESSOR COMPANY
                                           ---------------------------------------------------------------------
                                                             THREE MONTHS ENDED MARCH 31, 2000
                                           ---------------------------------------------------------------------
                                                                                           SHARED
                                             INDUSTRIAL     BY-PRODUCTS      METALS       SERVICES &
                                            OUTSOURCING       SERVICES      SERVICES    ELIMINATIONS       TOTAL
                                            -----------     -----------    ----------   -------------    --------
     Revenue..........................        $186,048       $ 57,940      $236,398       $    --        $480,386
     Income (loss) from operations....          13,154            230         9,470        (11,041)        11,813
     Total assets.....................         234,627        176,502       295,085        161,541        867,755
     Depreciation and amortization....           4,599          3,285         3,831            721         12,436
     Capital expenditures.............           3,592          2,527         2,255             29          8,403
     Equity investments...............             --             --          5,848             --          5,848


     The geographical segmentation of the Company and Predecessor Company's business is as follows:

                                                                                                     |     PREDECESSOR COMPANY
                                                                                                     |  ------------------------
                                                  SIX MONTHS ENDED              THREE MONTHS ENDED   |    THREE MONTHS ENDED
                                                   JUNE 30, 2001                  JUNE 30, 2000      |      MARCH 31, 2000
                                               -----------------------       ----------------------- |  ------------------------
                                                            LONG-LIVED                    LONG-LIVED |                LONG-LIVED
                                               REVENUE        ASSETS         REVENUE        ASSETS   |  REVENUE         ASSETS
                                               -------      ----------       -------      ---------- |  -------       ----------
                                                                                                     |
                                                                                                     |
     United States...................          $714,739      $216,957        $363,897      $214,052  | $398,660       $215,656
     Canada..........................            88,994        60,916          59,082        65,901  |   47,566         72,007
     Other...........................             5,385        44,369           4,385        50,912  |   34,160         65,111
                                               --------      --------        --------      --------  | --------       --------
                                               $809,118      $322,242        $427,364      $330,865  | $480,386       $352,774
                                               ========      ========        ========      ========  | ========       ========

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

     Certain of the Company's facilities require accruals for expected site restoration costs as a result of operating practices at the sites prior to their acquisition by the Company. The Company has established procedures to periodically evaluate these sites, giving consideration to the nature and extent of the expected site restoration or site closure and at June 30, 2001 has estimated the liability to remediate these sites to be $51,603 (December 31, 2000 - $55,457). If it is determined that more expensive restoration approaches may be required in the future, the Company could incur additional obligations which could be material.

     The Company has been named as a potentially responsible or liable party under U.S. federal and state superfund laws in connection with various sites. It is alleged that the Company or its predecessors transported waste to the sites, disposed of waste at the sites, or operated the sites in question. In December 1998, the Company and other potentially liable parties ("PLPs") completed a remedial investigation of the Pasco Sanitary Landfill Site in the State of Washington and submitted a feasibility study to the Washington State Department of Ecology ("Ecology"). The seven-year plan outlined in the study ("Preferred Remedy") is expected to be the final remedy to be followed by post-closure monitoring for approximately 30 years. Ecology presented the parties with draft agreed orders in June 2000 covering two separate scopes of work. One scope of work relates to the closure and post-closure monitoring of the sanitary landfill portion of the site. The other scope of work covers the remediation and monitoring of the industrial waste burial zones. Cooperating PLPs, including the Company, have executed the agreed orders. The Company has reached agreement with the industrial waste area generator PLPs with respect to funding allocation for remediation of all but one of the industrial waste zones. The Company has also entered into negotiations with the sanitary landfill PLPs, including certain municipalities that may have access to grant funding for the closure of the landfill. Ecology approved the interim action work plan in January 2001 and Preferred Remedy activities have commenced. The cost of cleanup is estimated to be in the range of $14,000 to $17,000. The Company's estimate of its share of such costs at this time indicate that the Company may be liable for more than 50% of such costs. Based on the approval of the interim action work plan and further analysis of PSC's share of costs, a reduction in the liability of $1,400 was recorded in the three months ended March 31, 2001. Other environmental liability reductions of $602 were recorded in the three months ended June 30, 2001. The Company is investigating whether insurance coverage may be available to cover the Company's costs for the cleanup. The Company has reviewed the nature and extent of the allegations, the number, connection and financial ability of other named and unnamed potentially responsible parties and the nature and estimated cost of the likely remedy. Based on its review, at June 30, 2001, the Company has accrued its estimate of its liability to remediate these sites at $18,852 (December 31, 2000 - $21,331). If it is determined that more expensive remediation approaches may be required in the future, the Company could incur additional obligations which could be material.

     The liabilities discussed above are disclosed in the Consolidated Balance Sheets as follows:

                                                       JUNE 30,    DECEMBER 31,
                                                         2001         2000
                                                       --------    ------------
    Accrued liabilities..........................      $ 2,559       $ 1,967
    Other liabilities............................       67,896        74,821
                                                       -------       -------
                                                       $70,455       $76,788
                                                       =======       =======


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

(d) On June 6, 2000, a lawsuit was filed in the United States District Court for the Eastern District of Texas against SECO, Inc. ("SECO"), an indirect wholly owned subsidiary of PSC, by a former employee of SECO for unpaid overtime wages under the Fair Labor Standards Act ("FLSA"). The plaintiff alleges that SECO knowingly attempted to artificially characterize a portion of the hourly wage rate as "per diem" reimbursement, thereby, reducing the hourly rate for purposes of calculating overtime pay. The court has ruled that the case will proceed as an FLSA "collective action". The Company has accrued its best estimate of its liability in this case. A tax liability relating to this case has been settled at the federal level.

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

                           PHILIP SERVICES CORPORATION

PART I  -- FINANCIAL INFORMATION


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     PSC is an industrial and metals services company operating in three segments: (i) the Industrial Outsourcing Group; (ii) the By-Products Services Group; and (iii) the Metals Services Group. PSC employs more than 11,000 people at over 200 locations across North America. The Company's operations are based primarily in the United States.

     The Industrial Outsourcing Group's operations include industrial cleaning and maintenance, mechanical services, piping and fabrication services, turnaround and outage services, electrical contracting and instrumentation, decommissioning, remediation and paint booth cleaning and overspray recovery services. The Industrial Outsourcing Group primarily services the refining, petrochemical, utilities, oil and gas, pulp and paper and automotive industries.

     The By-Products Services Group provides commercial and industrial waste collection, recycling, processing and disposal, as well as laboratory analytical services, container and tank cleaning and emergency response services primarily to the manufacturing, automotive, chemical, paint and coatings, transportation, and aerospace industries, as well as to municipalities and consulting and engineering firms.

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

RESULTS OF OPERATIONS

     To facilitate a comparison of the Company's operating performance, the following discussion of results of operations compares the consolidated financial results for the six months ended June 30, 2001 with the combined consolidated financial results for the six months ended June 30, 2000, which represents the consolidated financial results for the Predecessor Company for the three months ended March 31, 2000 and the consolidated results for the Company for the three months ended June 30, 2000. Consequently, the fiscal 2000 information presented below does not comply with AICPA's Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code, which calls for separate reporting for the Company and the Predecessor Company.

     The following table presents, for the periods indicated, the results of operations and the percentage relationships which the various items in the Consolidated Statements of Earnings bear to the consolidated revenue from continuing operations: ($ in millions)

                                        THREE MONTHS ENDED    THREE MONTHS ENDED    SIX MONTHS ENDED      SIX MONTHS ENDED
                                           JUNE 30, 2001         JUNE 30, 2000       JUNE 30, 2001         JUNE 30, 2000
                                        -----------------     -----------------     ----------------      ----------------
   Revenue............................   $396.1    100%        $427.4     100%       $809.1     100%       $907.8     100%
   Operating expenses.................    341.7     86%         373.9      87%        706.4      87%         93.0      87%
   Special charges....................      3.4      1%           1.5      --           6.2       1%          1.5      --

   Selling, general and
   administrative costs...............     34.8      9%          36.7       9%         69.1       9%         73.8       8%
   Depreciation and amortization......     11.3      3%          11.2       3%         22.4       3%         23.6       3%
                                         ------    ---         ------     ---        ------     ---        ------     ---
   Income from operations.............      4.9      1%           4.1       1%          5.0      --          15.9       2%

   Interest expense...................      9.5      2%           9.4       2%         19.1       2%         10.4       1%
   Other income and expense - net.....     (6.1)    (1%)         (1.0)     --          (6.9)     (1%)       (10.6)     (1%)
                                         ------    ---        ------      ---        ------     ---        ------     ---
   Earnings (loss) from continuing
   operations before tax and
   reorganization costs...............      1.5     --           (4.3)     (1%)        (7.2)     (1%)        16.1       2%
   Reorganization costs...............       --     --             --      --            --      --          20.6       2%

   Income taxes.......................      0.9     --            0.6      --           1.4      --           1.4      --
                                         ------    ---        ------      ---        ------     ---        ------     ---
   Loss from continuing operations....   $  0.6     --         $ (4.9)     (1%)      $ (8.6)     (1%)      $ (5.9)     --
                                         ======    ===        ======      ===        ======     ===        ======     ===

     The operating results reflect the following: ($ in millions)

                                                                   THREE MONTHS ENDED JUNE 30, 2001
                                                  -------------------------------------------------------------------------------
                                                                                                       SHARED
                                                  INDUSTRIAL       BY-PRODUCTS        METALS         SERVICES &
                                                  OUTSOURCING       SERVICES         SERVICES       ELIMINATIONS         TOTAL
                                                  -----------      -----------       --------       ------------       ----------
Revenue...................................          $186.2           $  70.2          $139.7          $  --              $396.1
Income (loss) from operations.............            12.6               4.8             2.1           (14.6)               4.9
Income (loss) from operations excluding
  special charges.........................            12.6               5.4             2.1           (11.8)               8.3

                                                                 THREE MONTHS ENDED JUNE 30, 2000
                                                 -------------------------------------------------------------------------------
                                                                                                      SHARED
                                                 INDUSTRIAL       BY-PRODUCTS        METALS         SERVICES &
                                                 OUTSOURCING       SERVICES         SERVICES       ELIMINATIONS         TOTAL
                                                 -----------      -----------       --------       ------------       ----------
Revenue...................................         $183.4           $ 71.0           $173.0           $  --             $427.4
Income (loss) from operations.............           11.5              3.8              2.6            (13.8)              4.1
Income (loss) from operations excluding
  special charges.........................           11.5              3.8              2.6            (12.3)              5.6

                                                                   SIX MONTHS ENDED JUNE 30, 2001
                                                  -------------------------------------------------------------------------------
                                                                                                       SHARED
                                                  INDUSTRIAL       BY-PRODUCTS        METALS         SERVICES &
                                                  OUTSOURCING       SERVICES         SERVICES       ELIMINATIONS         TOTAL
                                                  -----------      -----------       --------       ------------       ----------
Revenue...................................          $386.7           $138.8           $283.6           $  --             $809.1
Income (loss) from operations.............            26.2             10.1             (3.0)           (28.3)              5.0
Income (loss) from operations excluding
  special charges.........................            26.2             10.7             (3.0)           (22.7)             11.2

                                                                  SIX MONTHS ENDED JUNE 30, 2000
                                                  -------------------------------------------------------------------------------
                                                                                                       SHARED
                                                  INDUSTRIAL       BY-PRODUCTS        METALS         SERVICES &
                                                  OUTSOURCING       SERVICES         SERVICES       ELIMINATIONS         TOTAL
                                                  -----------      -----------       --------       ------------       ----------
Revenue...................................          $369.5           $128.9           $409.4           $  --             $907.8
Income (loss) from operations.............            24.6              4.1             12.1            (24.9)             15.9
Income (loss) from operations excluding
  special charges.........................            24.6              4.1             12.1            (23.4)             17.4


INDUSTRIAL OUTSOURCING GROUP

    Revenue from the Industrial Outsourcing Group for the three and six months ended June 30, 2001 increased by $2.8 million and $17.2 million, respectively, compared with the same periods in 2000. During 2000, the Company closed certain unprofitable locations in Europe and the United States, which generated $5.5 million and $9.9 million of revenue in the three and six months ended June 30, 2000. Excluding the effect of businesses closed, revenue for the three and six months ended June 30, 2001 increased by $8.3 million or 4.7% and $27.1 million or 7.5%, respectively. Income from operations was $12.6 million or 6.8% of revenue for the three-month period ended June 30, 2001 compared with $11.5 million or 6.3% for the three-month period ended June 30, 2000. For the six-month period ended June 30, 2001, income from operations was $26.2 million or 6.8% of revenue compared to $24.6 million or 6.7% of revenue in the same period of 2000.

    Revenue and profitability increased in the three and six months ended June 30, 2001 due to strong demand for the Company's services in the refining, petrochemical and utilities sectors. Income from operations also improved by $1.7 million in the second quarter due to the settlement of an issue with respect to withholding taxes. The profitability in the mechanical and turnaround services business was negatively affected by stronger local market labor rates. In the first quarter of 2001 the Group was also negatively impacted by $1.9 million as a result of a major customer filing for bankruptcy protection. The revenue and profitability of the operations in the Group servicing the automotive industry decreased compared to the prior year due to the slowdown in that industry. The Group is expected to experience seasonal decline in the third quarter as refineries and power plants schedule maintenance and cleaning work after peak summer demand.

BY-PRODUCTS SERVICES GROUP

    Revenue was $70.2 million in the three-month period ended June 30, 2001, compared to $71.0 million for the same period of 2000 and $138.8 million in the six-month period ended June 30, 2001, an increase of $9.9 million compared with the same period in 2000. The increase in revenue was due in part to an increase in work at the Group's environmental laboratories, the result of obtaining several new contracts and changes in certain regulatory requirements. The implementation of the Securities and Exchange Commission Staff Accounting Bulletin #101 on revenue recognition, which delayed the recording of revenue until after waste had been disposed of in accordance with the customer contracts, also contributed to the increase in revenue. The Group has been negatively affected by the economic slowdown in general manufacturing industries and from reduced waste generation. In addition, the Group benefited from certain large one time contracts that contributed $4.6 million of revenues for the six months ended June 30, 2000.

    Income from operations excluding special charges was $5.4 million or 7.7% of revenue for the three months ended June 30, 2001, compared to $3.8 million or 5.4% of revenue for the same period of 2000. For the six months ended June 30, 2001 income from operations excluding special charges was $10.7 million or 7.7% of revenue compared to $4.1 million or 3.2% of revenue for the same period in 2000. This improvement was due to the increase in revenue, improved asset utilization and cost reduction initiatives, and reductions in environmental liabilities in the first quarter of 2001. Although profitability did increase, the economic slowdown in general manufacturing industries, such as the automotive and transportation sectors, as well as high fuel and utility costs, negatively affected profitability. The Company expects continuous improvement in business efficiency will compensate for the weak economy in the balance of the year.

METALS SERVICES GROUP

    Revenue from the Metals Services Group decreased by $33.3 million and $125.8 million for the three and six months ended June 30, 2001 when compared to the same periods in the prior year. The sale of the UK Metals business in April 2000 accounts for $30 million of the revenue decrease in the six months ended June 30, 2001. The remainder of the decrease in the three and six months ended June 30, 2001 was the result of a 15.6% decrease in the volume of scrap managed by the Group and a 22.9% decrease in scrap prices in the first half of 2001 when compared to the same period in the prior year. This was the result of production cutbacks at domestic steel mills, a weak export market, an oversupply of industrial scrap and a strong availability of scrap alternatives. The North American steel industry continues to suffer significant economic depression as a result of increased import penetration, decreased demand for finished product and depressed steel prices, a trend which is expected to continue through the balance of the year.

    Income from operations was $2.1 million or 1.5% of revenue for the three months ended June 30, 2001, compared to $2.6 million or 1.5% of revenue for the same period in 2000. For the six months ended June 30, 2001 income (loss) from operations was $(3.0) million or (1.1%) of revenue compared to $12.1 million or 3.0% of revenue for the same period in 2000. In the first quarter of 2001, income from operations was reduced by $7.6 million as a result of two major steel companies who were large customers of the Group filing for bankruptcy protection. The Group has implemented additional risk management measures in order to reduce its exposure to future insolvency filings by its steel mill customers. However, there can be no assurance in this regard. Although revenue decreased, income from operations remained approximately the same in the second quarter of 2001 when compared with the same period in 2000, due to inventory management and cost reduction efforts.

SHARED SERVICES AND ELIMINATIONS

    Shared services and eliminations includes the administrative costs of the shared service operations, the retained liabilities of the Company's captive insurance company and other non-operating entities. Shared services costs increased by $0.8 million and $3.4 million for the three and six months ended June 30, 2001, respectively compared to the same periods in the prior year. This increase was due primarily to special charges of $2.6 million and $5.4 million in the three and six months ended June 30, 2001 resulting primarily from the Company's process reengineering project. In the three and six months ended June 30, 2001, there was also a reduction in the insurance costs relating to the retained liabilities of the captive insurance company of $3.4 million and $1.6 million, respectively when compared to the same periods in the prior year, as a result of the settlement of certain claims and a reduction in the costs of new self insured incidences.

SELLING, GENERAL AND ADMINISTRATIVE COSTS

    Selling, general and administrative costs were $34.8 million and $69.1 million in the three and six month periods ended June 30, 2001, compared to $36.7 million and $73.8 million in the same periods in 2000. The decreases were due to cost reduction efforts and the closures of certain operations.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization of property, plant and equipment in the three and six months ended June 30, 2001 was $11.3 million and $22.4 million. This represents a decrease of $1.1 million for the six months ended June 30, 2001 compared to the same period in 2000, the result of the sale of the UK Metals business in April 2000.

INTEREST EXPENSE

    Interest expense for the three and six months ended June 30, 2001 was $9.5 million and $19.1 million compared with $9.4 million and $10.4 million for the same periods in 2000. Interest expense was lower in the six months ended June 30, 2000 as interest did not accrue on the syndicate debt of Oldco in the first quarter of 2000 due to the filing of the petition for reorganization.

OTHER INCOME AND EXPENSE - NET

    Other income and expense - net for the three and six months ended June 30, 2001 consists of gains on sales of assets of $4.6 million, recovery of certain reorganization costs of $0.6 million and interest and equity income on investments.

    Other income and expense - net for the three months ended June 30, 2000 consists of interest and equity income.

    Other income and expense - net for the six months ended June 30, 2000 consists of gains on sales of assets of $7.8 million and interest and equity income.

INCOME TAXES

    In assessing the value of the deferred tax assets, management considered whether it would be more likely than not that all of the deferred tax assets will be realized. Projected future income tax planning strategies and the expected reversal of deferred tax liabilities are considered in making this assessment. Based on the level of historical taxable income, projections for future taxable income and subject to the limitation on the utilization of net operating loss carryforwards and excess interest deduction carryforwards, the Company has determined at this time that it is more likely than not that the Company will not realize the benefits of the deferred tax assets at June 30, 2001. The Company has recorded a valuation allowance of $205.2 million as at June 30, 2001.

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

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 2001, the Company's working capital was $156.0 million, representing a decrease of $18.7 million from December 31, 2000. Cash used in continuing operating activities was $43.1 million for the six-month period ended June 30, 2001 compared to cash provided by continuing operating activities of $65.0 million for the six-month period ended June 30, 2000. The use of cash in the first half of 2001 was largely due to payments of severance, bonuses and facility closures, an increase in accounts receivable due to the timing of payments and a buildup of inventory in the Metals Services Group. In the second quarter of 2000, the Company received $44.6 million of the proceeds from the sale of the UK Metals business and $20.0 million of restricted cash was released to the Company, which is included in the changes in non-cash working capital in the Consolidated Statement of Cash Flows.

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

     (ii) the net proceeds from any foreign subsidiary dispositions in excess of $1 million annually; and

     (iii)the net proceeds from the sale of the UK Metals business, which occurred in April, 2000.

     The Company is also required yearly for the first two years and quarterly after that, to repay the term debt first and then the PIK debt in an amount equal to 75% of the cash flow available for debt service.

     During 2000, the Company made mandatory prepayments of the term debt relating to net asset sales of $47.2 million, including the sale of the UK Metals business. During 2001, the Company has made mandatory prepayments relating to net asset sales of $10.2 million reducing the term debt to $178.4 million as at June 30, 2001.

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

    Borrowings under the revolving operating facility bear interest at a rate equal to the base rate (which is based on the Wells Fargo Bank "prime rate") plus 1% on Tranche A advances and 3% on Tranche B advances or at the option of the Company on Tranche A advances at a rate equal to the Libor rate plus 3%. A letter of credit fee of 2.75% is charged on the amount of all outstanding letters of credit. The Company is required to pay annually an agency fee and an annual fee equal to $150,000 and $750,000, respectively, and a monthly loan servicing fee equal to $20,000. In addition, the Company is required to pay monthly an unused line of credit fee equal to 0.375% and 0.75% per annum on the average unused portion of Tranche A and Tranche B, respectively, under the revolving operating facility. At June 30, 2001, the Company's borrowing base formula limits the availability of the revolving operating facility to approximately $125.1 million. The Company had undrawn capacity under the revolving operating facility of approximately $30.7 million, net of borrowings and outstanding letters of credit of approximately $94.4 million.

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

    The credit facility and the revolving operating facility contain cross-default provisions.

    During 2000, the Company undertook a significant project to operate more efficiently, share information and implement best practices. This project, the PSC Way, includes defining common business processes related to transactional functions and establishing a common integrated management systems platform. The PSC Way was considered vital to the Company's future business success, but was not contemplated at the time the covenants were established. Accordingly, the Company sought and received from its lenders on March 28, 2001, amendments to both the facilities to reduce the EBITDA and interest coverage ratio requirements for periods beginning with the 12 months ending March 31, 2001, to allow leeway to pursue the PSC Way. In addition, the Company sought certain other technical amendments to the facilities.

    During the fourth quarter of 2000 and through April 2001, certain of the Company's significant customers filed for bankruptcy protection. The gross amount of receivables affected was approximately $21 million, of which approximately $15 million occurred during 2001. As a direct result of this and upon review of its business prospects and spending for the balance of 2001 and the actual results for the three months ended March 31, 2001, the Company informed its lenders that it was probable that it would not be in compliance with its revolving operating facility EBITDA covenant for the second and third quarters of 2001. On May 18, 2001, the Company and its lenders signed additional amendments to the credit and revolving operating facilities that, among other things, reduced the 12-month cumulative EBITDA covenants for periods ending March 31, 2001 through March 31, 2002. In addition, under the amendments, the lenders consented to the redemption of the outstanding rights under the Company's Rights Agreement.

    At June 30, 2001, the Company was in compliance with the covenants of its credit facility and its revolving operating facility.

    The slowdown in the United States economy has continued to have a negative effect on the Company's businesses, resulting in a negative impact on the Company's ability to achieve the financial performance it had previously forecast. Current projections, which the Company believes are based upon reasonable assumptions within the bounds of its knowledge, indicate that the Company will remain in compliance with the covenants under its credit facility and its revolving operating facility. In the event that it is unable to comply with the covenants, the Company will renegotiate with its lenders or seek alternate financing.

The Company believes that over the next twelve months cash generated from operations and the proceeds from the sale of operations together with amounts available under the revolving operating facility will be adequate to meet its capital expenditures and working capital needs, although no assurance can be given in this regard.

CAPITAL EXPENDITURES

    Capital expenditures were $12.6 million and $26.4 million for the three and six month periods ending June 30, 2001, compared to $9.6 million and $18.0 million for the same period in 2000. Cash conservation measures by the Predecessor Company reduced the amount of capital expenditures in the first half of 2000.

                           PHILIP SERVICES CORPORATION

PART I -- FINANCIAL INFORMATION

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to financial risk resulting from volatility in foreign exchange rates, interest rates and commodity prices. The Company seeks to minimize these risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. In the first half of 2001, the Company did not enter into any derivative contracts.

FOREIGN CURRENCY RATE RISK

    The revenue and expenses of the Company's Canadian and European subsidiaries are generally denominated using the local currency. The functional currency of these subsidiaries is the local currency and, therefore, foreign currency translation adjustments made on consolidation are reflected as a component of stockholders' equity as stated in the Company's accounting policies. Changes in the foreign exchange rates compared to the United States dollar can have an effect on the Company's revenue and profitability. The sensitivity of the earnings (loss) from continuing operations before tax to the changing foreign currency rates based on the operating results from foreign subsidiaries for the second quarter of 2001 is estimated to be immaterial.

INTEREST RATE RISK

    Substantially all of the Company's long-term debt at June 30, 2001 bears interest at a fixed rate. Borrowings under the revolving operating facility totaled $20.4 million at June 30, 2001 and bear interest at a floating rate determined based on the Wells Fargo Bank prime rate.

COMMODITY PRICE RISK

    Prices in the Metals Services Group are established and adjusted monthly by the major steel producers. The price of ferrous scrap is a significant factor influencing the profitability of the Metals Services Group. In 2000, the Company's average selling price of ferrous scrap decreased from $134 per ton in the first quarter of 2000 to $88 per ton at the end of 2000. During the first six months of 2001, the average selling price of ferrous scrap has increased to $92 per ton at the end of June, 2001. The Company manages its commodity price risk by acquiring ferrous metal scrap as it is needed for its customers, which allows the Company to turn its inventory approximately every 45 days. Based on the inventory levels of the Metals Services Group as at June 30, 2001 a 10% change in the price of ferrous scrap during a 30-day period is estimated to change the Company's earnings (loss) from continuing operations before tax by approximately $1.0 million.

                           PHILIP SERVICES CORPORATION

PART II - OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

     Other than as reported in the Company's 2000 Annual Report on Form 10-K (the "Form 10-K") under the caption "Legal Proceedings," the Company is not currently a party to any material pending legal proceedings, other than routine matters incidental to the business, and no material developments have occurred in any proceedings described in such Form 10-K, except as described in (1) the Company's Quarterly Report on Form 10-Q filed May 21, 2001 and (2) the two immediately following paragraphs.

     A tax liability relating to the lawsuit against SECO described in the Form 10-K has been settled at the federal level.

     The Company has made a preliminary determination that the cause of the fire at the Solvent Recovery Corporation facility, as described in the Form 10-K, was a chemical reaction among hydrocarbons, halocarbons, aluminum powder and water. In addition, a Notice of Violation has been received from the Missouri Department of Natural Resources (the "MDNR") relating to the explosion. By letter dated July 16, 2001, the MDNR approved the reopening of the facility for the acceptance of waste.


ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

      None.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company's annual meeting of its stockholders was held on May 9, 2001. At the annual meeting, the Company's stockholders voted on four proposals: (1) the election of nine nominees to serve as directors until the 2002 Annual Meeting of Stockholders; (2) the ratification of the selection of PricewaterhouseCoopers LLP as the Company's independent auditors for the year ending December 31, 2001; (3) the adoption of a Nonemployee Directors Restricted Stock Plan; and (4) the adoption of a Stock-Based Bonus Plan for Officers. The voting of the Company's stockholders as to these matters was as follows:

         1.  Election of Directors:

         Anthony G. Fernandes:  14,511,107 votes for; 5,590 votes withheld

         Harold First:  14,511,038 votes for; 5,659 votes withheld

         Edmund B. Frost:  14,511,030 votes for; 5,667 votes withheld

         Robert L. Knauss:  14,511,111 votes for; 5,586 votes withheld

         Richard L. Marcantonio:  14,511,111 votes for; 5,586 votes withheld

         Peter Offermann:  14,511,024 votes for; 5,673 votes withheld

         Felix Pardo:  14,510,994 votes for; 5,703 votes withheld

         R. William Van Sant:  14,511,111 votes for; 5,586 votes withheld

         Nathaniel D. Woodson:  14,511,111 votes for; 5,586 votes withheld

         2.  Ratification of Appointment of Auditors:

         14,512,786 votes for; 2,305 votes against; 1,606 abstentions

         3.  Adoption of Nonemployee Directors Restricted Stock Plan:

         14,348,795 votes for; 17,809 votes against; 150,093 abstentions

         4.  Adoption of Stock-Based Bonus Plan for Officers:

         14,347,234 votes for; 18,178 votes against; 151,285 abstentions

ITEM 5:  OTHER INFORMATION

     On May 9, 2001, the Company's Board of Directors appointed Anthony G. Fernandes to succeed Robert L. Knauss as Chairman of the Board.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

         Exhibit
         Number            Description
         -------           -----------
         3.1               Amended and Restated Certificate of Incorporation
                           (incorporated by reference to Exhibit 3.1 to the
                           registrant's Report on Form 10-Q filed August 14,
                           2000).
         3.2               Amended By-Laws  (incorporated  by reference to
                           Exhibit 3.2 to the  registrant's  Annual
                           Report on Form 10-K filed March 29, 2001).
         4                 Description of capital stock of the registrant
                           (incorporated  by reference to Exhibit 4
                           to the registrant's Quarterly Report on Form 10-Q
                           filed May 21, 2001).
         10.1              Credit Agreement, dated as of March 31, 2000, between
                           the registrant and various of its lenders, with
                           Canadian Imperial Bank of Commerce acting as
                           Administrative Agent (incorporated by reference to
                           Exhibit 99.1 to the registrant's Current Report on
                           Form 8-K filed May 8, 2000).
         10.2              Loan Agreement, dated as of March 31, 2000, between
                           the registrant and certain of its lenders, with
                           Foothill Capital Corporation acting as Arranger and
                           Administrative Agent (incorporated by reference to
                           Exhibit 99.2 to the registrant's Current Report on
                           Form 8-K filed May 8, 2000).
         10.3              Registration  Rights Agreement, dated as of March 31,
                           2000,  between the registrant and certain  securities
                           holders (incorporated by reference to Exhibit 99.3
                           to the registrant's Current Report on Form 8-K
                           filed May 8, 2000).
         10.4              Registration Rights Agreement, dated as of March 31,
                           2000, between the registrant and certain securities
                           holders (incorporated by reference to Exhibit 99.4 to
                           the registrant's Current Report on Form 8-K filed
                           May 8, 2000).
         10.5              Registration Rights Agreement, dated as of March 31,
                           2000,  between the registrant and certain securities
                           holders (incorporated by reference to Exhibit 99.5 to
                           the registrant's Current Report on Form 8-K filed
                           May 8, 2000).
         10.6              Philip Services Corporation Performance Unit Bonus
                           Plan.
         10.7              Philip Services Corporation Stock Option Plan
                           (incorporated by reference to Exhibit 99.7 to the
                           registrant's Current Report on Form 8-K filed May 8,
                           2000).
         10.8              First amendment to Credit Agreement, dated as of
                           March 8, 2001, between the registrant and various of
                           its lenders, with Canadian Imperial Bank of Commerce
                           acting as Administrative Agent (incorporated by
                           reference to Exhibit 10.8 to the registrant's Annual
                           Report on Form 10-K filed March 29, 2001).
         10.9              Second amendment to Credit Agreement, dated as of
                           March 28, 2001, between the registrant and various of
                           its lenders, with Canadian Imperial Bank of Commerce
                           acting as Administrative Agent (incorporated by
                           reference to Exhibit 10.9 to the registrant's Annual
                           Report on Form 10-K filed March 29, 2001).
         10.10             Amendment Number One, dated March 28, 2001, to Loan
                           Agreement between the registrant and certain of its
                           lenders, with Foothill Capital Corporation acting as
                           Arranger and Administrative Agent (incorporated by
                           reference to Exhibit 10.10 to the registrant's Annual
                           Report on Form 10-K filed March 29, 2001).

         10.11 Indenture, dated as of April 7, 2000, relating to the registrant's 6% Subordinated Notes due April 15,
                           2010 (incorporated by reference to Exhibit 10.11 to the registrant's Quarterly Report on Form 10-Q filed
                           May 21, 2001).
         10.12 Indenture, dated as of April 7, 2000, relating to the registrant's 3% Convertible Subordinated Notes due
                           April 15, 2020 (incorporated by reference to Exhibit
                           10.12 to the registrant's Quarterly Report on Form 10-Q filed May 21, 2001).
         10.13             Third amendment to Credit Agreement, dated as of May
                           18, 2001, between the registrant and various of its lenders, with Canadian Imperial Bank of Commerce acting as Administrative Agent (incorporated by reference to Exhibit 10.13 to the registrant's
                           Quarterly Report on Form 10-Q filed May 21, 2001).
         10.14             Amendment  Number Two, dated May 18, 2001, to Loan
                           Agreement between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and Administrative Agent (incorporated by reference to Exhibit 10.14 to the registrant's
                           Quarterly Report on Form 10-Q filed May 21, 2001).
         10.15             Philip Services Corporation  Nonemployee  Directors
                           Restricted Stock Plan (incorporated by reference to the registrant's Definitive Proxy Statement on
                           Schedule 14A filed March 29, 2001).
         10.16             Philip Services Corporation Officers' Stock-Based
                           Bonus Plan (incorporated by reference to the registrant's Definitive Proxy Statement on
                           Schedule 14A filed March 29, 2001).


         (b) On May 21, 2001, the registrant filed a Current Report on Form 8-K relating to the redemption of the rights under the registrant's Shareholder Rights Agreement dated as of March 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  August 13, 2001        PHILIP SERVICES CORPORATION


                               By:  /s/ Anthony G. Fernandes
                                   ---------------------------------------------
                               Anthony G. Fernandes
                               President and Chief Executive Officer
                               (Principal Executive Officer)



                               By:  /s/ Thomas P. O'Neill, Jr.
                                   ---------------------------------------------
                               Thomas P. O'Neill, Jr.
                               Senior Vice President and Chief Financial Officer (Principal Financial Officer)