Form 10-Q
period 2001-09-30
PHILIP SERVICES CORP/DE
filed 2001-11-19
CIK 1095701

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
                         Commission file number 0-30417

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

    The number of shares of common stock of the Registrant outstanding at November 16, 2001 was 24,347,557.

================================================================================

                                  REPORT INDEX

                   PART AND ITEM NO.                                                                                   PAGE NO.
---------------------------------------------------------                                                             ---------
PART I -- Financial Information

  Item 1-- Financial Statements (Unaudited)

             Consolidated Balance Sheets of the Company as at September  30, 2001 and December 31, 2000 .............         3

             Consolidated Statements of Earnings of the Company for the Three Months Ended September 30, 2001 and
                   September 30, 2000 ...............................................................................         4

             Consolidated Statements of Earnings of the Company for the Nine Months Ended September 30, 2001 and the
                   Six  Months Ended September 30, 2000 and Consolidated Statement of Earnings of the Predecessor
                   Company for the Three Months Ended March 31, 2000 ................................................         5

             Consolidated Statements of Cash Flows of the Company for the Nine Months Ended September 30, 2001 and
                   the Six Months Ended September 30, 2000, and Consolidated Statement of Cash Flows of the
                   Predecessor Company for the Three Months Ended March 31, 2000 ....................................         6

             Notes to Consolidated Financial Statements .............................................................         9

  Item 2-- Management's Discussion and Analysis of Financial Condition and Results of Operations ....................        19

  Item 3-- Quantitative and Qualitative Disclosures About Market Risk ...............................................        25

PART II -- Other Information

  Item 1-- Legal Proceedings ........................................................................................        26

  Item 2-- Changes in Securities and Use of Proceeds ................................................................        26

  Item 3-- Defaults upon Senior Securities ..........................................................................        26

  Item 4-- Submission of Matters to a Vote of Security Holders ......................................................        26

  Item 5-- Other Information ........................................................................................        26

  Item 6-- Exhibits and Reports on Form 8-K .........................................................................        26

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this document, the words "anticipate," "believe," "estimate," "expect", "indicate" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Many factors could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements, including, among others, risks discussed from time to time in the Company's filings with the Securities and Exchange Commission and other regulatory authorities. Should one or more of these risks or uncertainties materialize, or should assumptions underlying the forward-looking statements prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. The Company does not assume any obligation to update these forward-looking statements.

                           PHILIP SERVICES CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                       (UNAUDITED IN THOUSANDS OF DOLLARS)

                                                          SEPTEMBER 30,  DECEMBER 31,
                                                              2001           2000
                                                          -------------  ------------
ASSETS

Current assets

  Cash and cash equivalents ..........................      $     --      $ 38,747
  Accounts receivable (net of allowance for doubtful
     accounts of $28,716; December 31, 2000 - $20,980)       258,913       236,939
  Inventory for resale ...............................        43,256        42,318
  Other current assets ...............................        62,448        74,842
                                                            --------      --------
                                                             364,617       392,846
Property, plant and equipment ........................       269,393       277,571
Other assets .........................................        52,110        52,132
                                                            --------      --------
                                                            $686,120      $722,549
                                                            ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

  Bank overdraft .....................................      $  8,851      $     --
  Accounts payable ...................................        84,823        80,549
  Accrued liabilities ................................       106,877       133,237
  Current maturities of long-term debt ...............       359,052         4,358
                                                            --------      --------
                                                             559,603       218,144
Long-term debt .......................................         6,883       342,912
Deferred income taxes ................................         7,542         8,982
Other liabilities ....................................        72,145        81,929
Contingencies (Note 13)
Stockholders' equity .................................        39,947        70,582
                                                            --------      --------
                                                            $686,120      $722,549
                                                            ========      ========

   The accompanying notes are an integral part of these financial statements.

                           PHILIP SERVICES CORPORATION

                       CONSOLIDATED STATEMENTS OF EARNINGS
                       (UNAUDITED IN THOUSANDS OF DOLLARS,
                       EXCEPT SHARE AND PER SHARE AMOUNTS)

                                           FOR THE THREE MONTHS  FOR THE THREE MONTHS
                                           ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                   2001                  2000
                                           --------------------  --------------------
Revenue ...................................       $ 349,864        $ 359,313
Operating expenses ........................         313,047          316,404
Special charges (Note 8) ..................           1,166            2,627
Selling, general and administrative costs .          32,850           30,647
Depreciation and amortization .............          10,786           11,220
                                                  ---------        ---------
Loss from operations ......................          (7,985)          (1,585)
Interest expense ..........................           9,838            9,755
Other (income) and expense - net ..........             852           (2,366)
                                                  ---------        ---------
Loss from continuing operations
  before taxes ............................         (18,675)          (8,974)
Income taxes ..............................              --            1,548
                                                  ---------        ---------
Loss from continuing operations ...........         (18,675)         (10,522)
Discontinued operations (net of taxes) ....              --           (1,054)
                                                  ---------        ---------
Net loss ..................................       $ (18,675)       $ (11,576)
                                                  =========        =========

Basic loss per share
     Continuing operations ................       $   (0.78)       $   (0.44)
     Discontinued operations ..............              --            (0.04)
                                                  ---------        ---------
                                                  $   (0.78)       $   (0.48)
                                                  =========        =========

Weighted average number of shares of common
  Stock outstanding (000's) ...............          24,069           24,042
                                                  =========        =========


   The accompanying notes are an integral part of these financial statements.

                           PHILIP SERVICES CORPORATION

                       CONSOLIDATED STATEMENTS OF EARNINGS
                       (UNAUDITED IN THOUSANDS OF DOLLARS,
                       EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                                                          |  PREDECESSOR COMPANY
                                               FOR THE NINE MONTHS    FOR THE SIX MONTHS  |  FOR THE THREE MONTHS
                                               ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30, |    ENDED MARCH 31,
                                                       2001                   2000        |          2000
                                               -------------------    ------------------  |  --------------------
                                                                                          |
Revenue ...................................          $ 1,158,982           $   786,677    |       $   480,386
Operating expenses ........................            1,019,450               690,308    |           419,094
Special charges (Note 8) ..................                7,313                 4,172    |                --
Selling, general and administrative costs .              101,952                67,317    |            37,043
Depreciation and amortization .............               33,225                22,366    |            12,436
                                                     -----------           -----------    |       -----------
Income (loss) from operations .............               (2,958)                2,514    |            11,813
Interest expense ..........................               28,899                19,163    |               952
Other (income) and expense - net ..........               (6,004)               (3,381)   |            (9,598)
                                                     -----------           -----------    |       -----------
Earnings (loss) from continuing operations                                                |
  before taxes and reorganization costs ...              (25,853)              (13,268)   |            20,459
Reorganization costs (Note 9) .............                   --                    --    |            20,607
Income taxes ..............................                1,466                 2,111    |               856
                                                     -----------           -----------    |       -----------
Loss from continuing operations ...........              (27,319)              (15,379)   |            (1,004)
Discontinued operations (net of taxes) ....                   --                (1,054)   |             1,473
Fresh start adjustments (Note 1) ..........                   --                    --    |            45,290
                                                     -----------           -----------    |       -----------
Net earnings (loss) .......................          $   (27,319)          $   (16,433)   |       $    45,759
                                                     ===========           ===========    |       ===========
Basic and diluted earnings (loss) per share                                               |
  Continuing operations ...................          $     (1.14)          $     (0.64)   |       $     (0.01)
  Discontinued operations .................                   --                 (0.04)   |              0.01
  Other ...................................                   --                    --    |              0.35
                                                     -----------           -----------    |       -----------
                                                     $     (1.14)          $     (0.68)   |       $      0.35
                                                     ===========           ===========    |       ===========
Weighted average number of shares of common                                               |
  stock outstanding (000's) ...............               24,055                24,034    |           131,144
                                                     ===========           ===========    |       ===========



   The accompanying notes are an integral part of these financial statements.

                           PHILIP SERVICES CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (UNAUDITED IN THOUSANDS OF DOLLARS)

                                                                                                 |  PREDECESSOR COMPANY
                                                      FOR THE NINE MONTHS   FOR THE SIX MONTHS   |  FOR THE THREE MONTHS
                                                      ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,  |     ENDED MARCH 31,
                                                             2001                  2000          |          2000
                                                      -------------------   -------------------  |  --------------------
                                                                                                 |
OPERATING ACTIVITIES                                                                             |
                                                                                                 |
Net loss from continuing operations .............          $ (27,319)          $ (15,379)        |     $  (1,004)
Items included in earnings not affecting cash                                                    |
  Depreciation and amortization .................             33,225              22,366         |        12,436
  Accrued but unpaid interest ...................             11,502               7,100         |            --
  Deferred income taxes .........................                449               2,967         |            --
  Gain on sale of assets ........................             (4,504)                 --         |        (7,820)
  Other .........................................             (1,941)                 --         |            --
                                                           ---------           ---------         |     ---------
Cash flow before working capital changes ........             11,412              17,054         |         3,612
Changes in non-cash working capital .............            (39,084)             83,529         |       (11,622)
                                                           ---------           ---------         |     ---------
Cash provided by (used in) continuing operating                                                  |
  Activities ....................................            (27,672)            100,583         |        (8,010)
Cash provided by (used in) discontinued                                                          |
  operating Activities ..........................                 --                 191         |        (1,453)
                                                           ---------           ---------         |     ---------
Cash provided by (used in) operating activities .            (27,672)            100,774         |        (9,463)
                                                           ---------           ---------         |     ---------
INVESTING ACTIVITIES                                                                             |
                                                                                                 |
Proceeds from sales of operations ...............             10,991                  --         |            --
Purchase of property, plant and equipment .......            (36,203)            (26,158)        |        (8,403)
Proceeds from sales of assets ...................              1,898               3,149         |        11,379
Other - net .....................................             (2,585)               (944)        |        (5,623)
                                                           ---------           ---------         |     ---------
Cash used in continuing investing activities ....            (25,899)            (23,953)        |        (2,647)
Cash provided by investing activities of                                                         |
  discontinued operations........................                 --                  --         |         1,545
                                                           ---------           ---------         |     ---------
Cash used in investing activities ...............            (25,899)            (23,953)        |        (1,102)
                                                           ---------           ---------         |     ---------
FINANCING ACTIVITIES                                                                             |
Proceeds from long-term and short-term debt .....             65,360                  --         |            --
Principal payments on long-term debt ............            (50,536)            (48,906)        |        (1,205)
Common stock issued for cash ....................                 --                 250         |            --
                                                           ---------           ---------         |     ---------
Cash provided by (used in) continuing                                                            |
  financing activities ..........................             14,824             (48,656)        |        (1,205)
Cash used in financing activities of                                                             |
  discontinued operations .......................                 --                  --         |           (92)
                                                           ---------           ---------         |     ---------
Cash provided by (used in) financing activities..             14,824             (48,656)        |        (1,297)
                                                           ---------           ---------         |     ---------
Net change in cash for the period ...............            (38,747)             28,165         |       (11,862)
Cash and cash equivalents, beginning of period ..             38,747              32,116         |        48,316
                                                           ---------           ---------         |     ---------
Cash and cash equivalents, end of period ........          $      --           $  60,281         |     $  36,454
                                                           =========           =========         |     =========


   The accompanying notes are an integral part of these financial statements.

                           PHILIP SERVICES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  BASIS OF PRESENTATION

These Consolidated Financial Statements contain information relating to Philip Services Corporation ("PSC"), a Delaware corporation, and its subsidiaries (collectively the "Company"), which has been prepared by management, and information relating to Philip Services Corp. ("Oldco"), an Ontario corporation, and its subsidiaries (collectively the "Predecessor Company"), which has been compiled by management of PSC. On April 7, 2000, Oldco and certain of its Canadian subsidiaries transferred substantially all of their assets and liabilities (except for liabilities subject to compromise) to the Company at fair value. The liabilities subject to compromise of $726.5 million were retained by Oldco and certain of its Canadian subsidiaries. As a result, Oldco remains insolvent. Management of PSC has determined that certain consolidated financial information of the Predecessor Company may be of limited interest to the stockholders of PSC and has therefore included such information in this document. The consolidated financial information of the Predecessor Company does not reflect the effects of the application of fresh start reporting and is unaudited. Readers should, therefore, review this material with caution and not rely on the information disclosed for the Predecessor Company.

The Consolidated Financial Statements herein have been prepared by the Company or the Predecessor Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As applicable under such regulations, certain information and footnote disclosures normally included in complete annual financial statements have been condensed or omitted. The Company believes that the presentation and disclosures herein are adequate to make the information not misleading, and the financial statements reflect all elimination entries and normal adjustments that are necessary for a fair statement of the results for the three and nine months ended September 30, 2001 and the six months ended September 30, 2000. There have been no significant changes in the accounting policies of the Company during the periods presented. For a description of these policies, see Note 2 of Notes to the Company's Consolidated Financial Statements included in the Company's Form 10-K for the fiscal year ended December 31, 2000.

The Company is an industrial services and metals services company that provides industrial outsourcing, by-product services and metal services to major industry sectors throughout North America. The Company conducts substantially the same lines of business as the Predecessor Company with the exception of the UK Metals business, which was sold on April 7, 2000.

The Consolidated Financial Statements of the Company have been prepared in U.S. dollars using accounting principles generally accepted in the United States of America except that the consolidated financial statements of the Predecessor Company have been prepared on the basis of accounting principles applicable to a going concern, which would assume that the Predecessor Company would realize the carrying value of its assets and satisfy its obligations and commitments except as otherwise disclosed, in the normal course of business. However, because of the reorganization and the circumstances relating to this event, the Predecessor Company is insolvent, and therefore will not be able to realize the carrying value of its assets and satisfy its obligations and commitments. The financial statements of the Predecessor Company do not give effect to any adjustments to the carrying value of assets or amounts and priority of liabilities that would be necessary under the basis of accounting principles that would be applicable to an insolvent company.

DEBT COVENANT COMPLIANCE

Under the credit facility and revolving operating facility ("facilities"), more fully described in Note 5, the Company is required to meet certain financial covenants. During the third quarter, 2001, the Company projected that it would not meet its EBITDA and interest coverage ratio covenants at the end of the quarter or in subsequent quarters. The Company sought an amendment of the covenants (and certain other technical amendments) from its lenders under the facilities. On November 19, 2001, the lenders agreed to the amendments and granted covenant relief for the period ended September 30, 2001.

As of September 30, 2001, the Company was in compliance with the amended covenants under the facilities. The Company does not currently project that, absent additional amendments to the covenants, it will remain in compliance for subsequent periods ending December 31, 2001 and March 31, June 30 and September 30, 2002. In the event that the Company is unable to comply with the covenants in future periods, such non-compliance would constitute an "Event of Default" under both of the facilities. Upon the occurrence and during the continuation of an Event of Default, the lenders under each facility, at the election of the holders of 66-2/3% of the total commitments under such facility (the "Required Lenders"), may, among other things, declare all obligations under such facility to be immediately due and payable. In addition, at the election of the Required Lenders under the revolving operating facility, the participants may cease advancing money or extending credit to the Company. If an acceleration of the indebtedness under either of the facilities occurred, the Company would also be in default under its indentures with respect to the unsecured payment-in-kind-notes described in Note 5(b).

The Company is in active discussions with the lenders (who also hold a significant portion of the Company's common stock) regarding possible additional amendments to the covenants. As discussed above, the lenders have granted amendments in March, May and November of 2001. The Company is also pursuing business and financial alternatives to assure greater financial stability to the Company. These include, but are not limited to, restructuring actions, sales of assets, and seeking other sources of funds. The outcome of such actions is uncertain. In the event that the Company is unable to remain in compliance with the covenants or effect an alternative solution, there could be substantial doubt as to the Company's ability to continue in existence as a going concern.

Because the Company is currently unable to project compliance with its covenants for 12 months, all balances under the credit facility and unsecured payment-in-kind notes have been classified as current liabilities as of September 30, 2001.

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

On July 12, 1999, the U.S. Debtors filed a Joint Plan of Reorganization (the "U.S. Plan") with the U.S. Court and on July 15, 1999, the Canadian Debtors filed a Plan of Compromise and Arrangement (the "Canadian Plan") with the Canadian Court. In August 1999, a number of motions were brought before the Canadian Court challenging the fairness of the Canadian Plan. As a result, Oldco filed an amended plan in the U.S. Court on September 21, 1999 (the "Amended U.S. Plan") and an amended plan in the Canadian Court on September 24, 1999 (the "Amended Canadian Plan"). On November 2, 1999, Oldco filed a Supplement to the Amended Canadian Plan (the "Canadian Plan Supplement"). The Canadian Plan Supplement amended and restated the Amended Canadian Plan and provided that substantially all of the assets of the Canadian Debtors be transferred to new companies that, on the implementation of the Amended U.S. Plan, became wholly owned subsidiaries of PSC. All the shares held by Oldco in PSC were cancelled under the Amended U.S. Plan. On November 5, 1999, Oldco's lenders voted to approve the Canadian Plan Supplement. On November 26, 1999, a hearing was held in the Canadian Court at which the Canadian Plan Supplement was sanctioned. On November 30, 1999, the Amended U.S. Plan was confirmed in the U.S. Court. On March 8, 2000, the Canadian Plan Supplement was amended to permit the sale of the UK Metals business and to address certain tax restructuring issues. On March 20, 2000, a similar amendment was made by the U.S. Court with respect to the Amended U.S. Plan. The Amended U.S. Plan and the Canadian Plan Supplement (collectively the "Plan") became effective on April 7, 2000. Under the Plan, PSC emerged from bankruptcy protection as a new public entity.

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

FRESH START REPORTING

The Company adopted fresh start reporting in accordance with the AICPA's Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." For financial reporting purposes, the effective date of the Plan was considered to be March 31, 2000. Under the principles of fresh start reporting, the Company is required to determine its reorganization value. The reorganization value of the Company was determined with the assistance of independent advisors. The methodology employed involved the estimation of an enterprise value (i.e. the fair market value of the corporation's debt and stockholders' equity) which was approximately $500 million. The significant factors used in the determination of the reorganization value were the industries in which the Company operates, the general economic conditions that impact the Company and the application of certain valuation methodologies, which included a discounted cash flow analysis based on two years' cashflow projections prepared by management with discount rates of between 11% and 12% and an analysis of comparable publicly traded company multiples and sales transactions. The reorganization value was then allocated to the Company's assets and liabilities based on their fair values. No significant adjustments were made to the Company's assets and liabilities under fresh start reporting as their fair values approximated recorded amounts at March 31, 2000.

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

RECLASSIFICATION

Certain reclassifications of prior periods' data have been made to conform with the current period reporting.

(2)  OTHER CURRENT ASSETS (in thousands)


                                                                       SEPTEMBER 30,      DECEMBER 31,
                                                                           2001               2000
                                                                       ------------       -------------
Costs in excess of billings.....................................         $  25,875           $  24,048
Consumable supplies.............................................            13,634              14,585
Non-trade receivables...........................................            11,562              16,835
Proceeds receivable on sale of UK Metals business ..............                --               3,281
Other...........................................................            11,377              16,093
                                                                         ---------           ---------
                                                                         $  62,448           $  74,842
                                                                         =========           =========

(3)  OTHER ASSETS (in thousands)

                                                                       SEPTEMBER 30,      DECEMBER 31,
                                                                           2001               2000
                                                                       ------------       -------------
Restricted investments (a).....................................          $  41,137           $  40,920
Other..........................................................             10,973              11,212
                                                                         ---------           ---------
                                                                         $  52,110           $  52,132
                                                                         =========           =========

(a) Restricted investments are controlled by the Company's captive insurance subsidiary, and as at September 30, 2001, approximately $38,353 (December 31, 2000 - $31,183) had been pledged as security for the Company's insurance liabilities.

(4)  ACCRUED LIABILITIES (in thousands)

     Accrued liabilities consist of the following:

                                                       SEPTEMBER 30,     DECEMBER 31,
                                                           2001              2000
                                                       -------------     ------------
Insurance claims outstanding (a) ..............          $ 44,354          $ 44,332
Accrued employee compensation and benefit costs            19,097            30,852
Billings in excess of costs ...................             4,540             5,837
Accrued purchases .............................             6,687            11,769
Accrued special charges .......................             2,084             5,482
Accrued waste material disposal costs .........             3,523             4,672
Accrued environmental costs ...................             2,536             1,967
Accrued other .................................            22,984            27,547
Income taxes payable ..........................             1,072               779
                                                         --------          --------
                                                         $106,877          $133,237
                                                         ========          ========

(a) The Company determines its insurance claims liability using actuarial principles on an undiscounted basis. The Company retains liability for (i) workers' compensation claims of up to $500 for any one occurrence; (ii) auto and general liability claims of up to $250 for any one occurrence; and (iii) certain environmental liabilities up to $2,100 for any one occurrence. The Company purchases additional insurance that limits the Company's aggregate exposure in any one year to losses of $1,500 for auto and general liability claims (above the $100 retention per claim); $5,000 for insured environmental liabilities (above the $100 retention per claim); and $14,000 for workers' compensation claims (without retention). To the extent that any insurance carrier is unable to meet its obligations under existing insurance policies, the Company could be liable for the defaulted amount. (See note 13 for discussion of Reliance Insurance.) From time to time, other retention amounts apply because claims arise under policies of subsidiary, acquired or predecessor companies.

(5)  LONG-TERM DEBT (in thousands except share and per share amounts)

                                                              SEPTEMBER 30,     DECEMBER 31,
                                                                  2001              2000
                                                              -------------     ------------
Credit Facility
  Term Debt(a) ........................................          $174,400          $188,598
  Convertible Payment-in-Kind Debt(a) .................           115,993           107,660
Unsecured Payment-in-Kind Notes(b) ....................            42,243            39,228
Revolving Operating Facility (c) ......................            23,263                --
Secured loans bearing interest at a weighted average
  fixed rate of 5.8% (2000 - 6.4%) maturing at various
  dates up to 2020 ....................................             4,598             4,703
Secured loans bearing interest at prime plus a weighted
  average floating rate of 1.6% (2000 - 1.5%) maturing
  at various dates up to 2004 .........................             2,714             2,298
Obligations under capital leases on equipment bearing
  interest at rates varying from 6% to 12% maturing at
  various dates to 2006 ...............................             2,724             4,783
                                                                 --------          --------
                                                                  365,935           347,270
Less current maturities of long-term debt .............           359,052             4,358
                                                                 --------          --------
                                                                 $  6,883          $342,912
                                                                 ========          ========

(a)  Term Debt and Convertible Payment-in-Kind Debt

     As of March 31, 2000 the Company entered into a $335,825 term credit agreement ("credit facility") with a syndicate of international lenders. Concurrently, the Company entered into a revolving credit agreement ("revolving operating facility") -see Note 5 (c). The term debt of $250,000 contemplated under the Plan was reduced to $235,825 on Plan implementation due to the repayment of $14,175 from proceeds of asset sales. The credit facility provides term debt of $235,825 ("term debt") and $100,000 in convertible payment-in-kind debt ("PIK debt"). The credit facility matures on March 31, 2005 and bears interest at a fixed rate of 9% for the term debt and 10% for the PIK debt. Interest payments on the term debt are due quarterly in arrears, and on the PIK debt, interest is payable in full on March 31, 2005. The term debt or any part thereof and/or all of the PIK debt may be prepaid and redeemed by the Company at any time during the agreement once the revolving operating facility has been terminated. The Company must pay a redemption premium of between 1% and 5% on the amount of the term debt being redeemed and between 8 1/3% and 25% on the amount of the PIK debt being redeemed excluding mandatory prepayments. The PIK debt is convertible by the lenders at any time into shares of common stock of PSC at an initial conversion price of $11.72 per share, which was in excess of the fair market value of PSC on a per share basis at the time of issue, determined based on an enterprise valuation as discussed in Note 1.

     The Company is required to repay the term debt first and then the PIK debt in an amount equal to:

     (i) 75% of the net asset-sale proceeds from the disposition of assets sold other than in the ordinary course of business, and

     (ii) the net proceeds from any foreign subsidiary dispositions in excess of $1,000 annually;

     The Company is also required yearly for the first two years and quarterly after that, to repay the term debt first and then the PIK debt in an amount equal to 75% of the cash flow, as defined, available for debt service.

     During 2000, the Company made mandatory prepayments of the term debt relating to net asset sales of $47,227, including the sale of the UK Metals business. During 2001, the Company has made mandatory prepayments relating to net asset sales of $14,198 reducing the term debt to $174,400 as at September 30, 2001.

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

     During 2000, the Company undertook a significant project to operate more efficiently, share information and implement best practices. This project, the PSC Way, includes defining common business processes related to transactional functions and establishing a common integrated management systems platform. The PSC Way was considered vital to the Company's future business success, but was not contemplated at the time the covenants were established. Accordingly, the Company sought and received from its lenders on March 28, 2001, amendments to both the facilities to reduce the EBITDA and interest coverage ratio requirements for periods beginning with the 12 months ending March 31, 2001, to allow leeway to pursue the PSC Way. In addition, the Company sought certain other technical amendments to the facilities. The PSC Way has been materially reduced in scope and cost due to deteriorating business conditions. It is not yet completed.

     During the fourth quarter of 2000 and through April 2001, certain of the Company's significant customers filed for bankruptcy protection. The gross amount of receivables affected was approximately $21 million, of which approximately $15 million occurred during the first quarter of 2001. As a direct result of this and upon review of its business prospects and spending for the balance of 2001 and the actual results for the three months ended March 31, 2001, the Company informed its lenders that it was probable that it would not be in compliance with its revolving operating facility EBITDA covenant for the second and third quarters of 2001. On May 18, 2001, the Company and its lenders signed additional amendments to the credit and revolving operating facilities that, among other things, reduced the 12-month cumulative EBITDA covenants for periods ending March 31, 2001 through March 31, 2002. In addition, under the amendments, the lenders consented to the redemption of the outstanding rights under the Company's Rights Agreement.

     During the third quarter of 2001, the Company was negatively impacted by the general slowdown in the economy and delays in scheduling significant projects with some customers. Upon a review of the business plans, the Company projected that it would not meet its EBITDA and interest coverage ratio covenants at the end of the quarter or in subsequent quarters. The Company sought an amendment of the covenants (and certain other technical amendments) from its lenders under the facilities. On November 19, 2001, the lenders agreed to the amendments and granted covenant relief for the period ended September 30, 2001.

     As of September 30, 2001, the Company was in compliance with the amended covenants under the facilities. The Company does not currently project that, absent additional amendments to the covenants, it will remain in compliance for subsequent periods ending December 31, 2001 and March 31, June 30 and September 30, 2002. In the event that the Company is unable to comply with the covenants in future periods, such non-compliance would constitute an "Event of Default" under both of the facilities. Upon the occurrence and during the continuation of an Event of Default, the lenders under each facility, at the election of the holders of 66-2/3% of the total commitments under such facility (the "Required Lenders"), may, among other things, declare all obligations under such facility to be immediately due and payable. In addition, at the election of the Required Lenders under the revolving operating facility, the participants may cease advancing money or extending credit to the Company. If an acceleration of the indebtedness under either of the facilities occurred, the Company would also be in default under its indentures with respect to the unsecured payment-in-kind-notes described in Note 5(b).

     The Company is in active discussions with the lenders (who also hold a significant portion of the Company's common stock) regarding possible additional amendments to the covenants. As discussed above, the lenders have granted amendments in March, May and November of 2001. The Company is also pursuing business and financial alternatives to assure greater financial stability to the Company. These include, but are not limited to, restructuring actions, sales of assets, and seeking other sources of funds. The outcome of such actions is uncertain. In the event that the Company is unable to remain in compliance with the covenants or effect an alternative solution, there could be substantial doubt as to the Company's ability to continue in existence as a going concern.

     Because the Company is currently unable to project compliance with its covenants for 12 months, all balances under the credit facility and unsecured payment-in-kind notes have been classified as current liabilities as of September 30, 2001.

(b)  Unsecured Payment-in-Kind Notes

     Under the Plan, the Company issued an aggregate amount of $48,000 of unsecured payment-in-kind notes ("unsecured notes"). The unsecured notes mature on April 15, 2010 and bear interest at a fixed rate of 6%. The interest is payable semi-annually on April 15 and October 15, and can be paid up to April 15, 2005 in cash or additional unsecured notes, at the option of the Company. The Company has issued an additional $2,880 of unsecured notes as of September 30, 2001 in payment of interest. If a change in control occurs, the Company is required to make an offer to purchase an amount of unsecured notes equal to the present value of the remaining scheduled payments of principal and interest, discounted at 16%, plus accrued interest thereon. The unsecured notes will bear interest at a rate of 12% from the date of a change in control until such time as the unsecured notes are redeemed. The unsecured notes provide for annual mandatory sinking fund payments equal to 20% of the aggregate principal amount of the outstanding unsecured notes at April 15, 2005, plus all accrued and unpaid interest thereon, commencing April 15, 2006. At September 30, 2001, the unsecured notes are recorded at $37,014 (December 31, 2000 - $34,354).

     Under the Plan, the Company issued an aggregate amount of $18,000 of unsecured convertible payment-in-kind notes ("unsecured convertible notes"). The unsecured convertible notes mature on April 15, 2020 and bear interest at a fixed rate of 3% starting April 15, 2003. The interest is payable semi-annually on April 15 and October 15. The unsecured convertible notes may be converted at any time into shares of common stock of PSC at an initial conversion price of $30 per share. If a change in control occurs, the Company is required to make an offer to purchase an amount of unsecured convertible notes equal to between 64% and 100% of the principal amount of unsecured convertible notes outstanding, plus accrued interest thereon. The unsecured convertible notes will bear interest at a rate of 12% from the date of a change in control until such time as the unsecured convertible notes are redeemed. In the three and nine months ended September 30, 2001, unsecured convertible notes with a face value of $158 and $695 were converted into 5,258 and 23,174 shares of common stock pursuant to the terms of the indenture covering the unsecured convertible notes. At September 30, 2001, the unsecured convertible notes are recorded at $5,229 (December 31, 2000 - $4,874).

     The unsecured notes contain provisions whereby an acceleration under the credit facility or revolving operating facility causes a default under the notes. In addition, the credit facility and revolving operating facility contain provisions whereby a default under the unsecured notes causes a default under the credit facility and the revolving operating facility.

     As of September 30, 2001, the Company is in compliance with the amended covenants under its various debt facilities. However, because the Company is currently unable to project compliance with its covenants for 12 months, all balances under the credit facility and unsecured payment-in-kind notes have been classified as current liabilities as of September 30, 2001.

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

     At September 30, 2001, the Company's borrowing base formula limited the availability of the revolving operating facility to approximately $116,875. The Company had undrawn capacity under the revolving operating facility of approximately $14,852 net of borrowings and outstanding letters of credit of approximately $102,023.

(6)  STOCKHOLDERS' EQUITY (in thousands except number of shares)

                                                SEPTEMBER 30,       DECEMBER 31,
                                                    2001                2000
                                                -------------       ------------
Share capital .........................          $ 118,852           $ 118,544
Retained earnings (deficit) ...........            (72,828)            (45,509)
Cumulative foreign currency translation
  adjustment ..........................             (6,077)             (2,453)
                                                 ---------           ---------
                                                 $  39,947           $  70,582
                                                 =========           =========

     The outstanding capital of PSC comprised 24,318,817 shares of common stock at September 30, 2001.

     On May 9, 2001, the Company reserved 1,000,000 shares of common stock for issuance under its 2001 Officers' Stock-Based Bonus Plan ("Stock Plan"). Under the Stock Plan, awards of restricted common stock, options to purchase shares of common stock, stock appreciation rights and/or phantom stock rights may be granted. Participation in the Stock Plan is limited to officers of the Company and its subsidiaries. Generally the awards vest evenly over a four-year period from the date of grant. The Company had granted 232,609 restricted shares as at September 30, 2001.

     On May 9, 2001, the Company also reserved 200,000 shares of common stock for issuance under its 2001 Non-Employee Directors Restricted Stock Plan ("Directors Stock Plan"). Under the Directors Stock Plan, shares of restricted common stock will be granted on the first business day of each fiscal quarter during the term of the Directors Stock Plan to each non-employee director who is a member of the Board. One-quarter of the shares granted as of each grant date will vest on each of the first four anniversaries of such grant date except with respect to the initial grant of shares. As at September 30, 2001, the Company had granted 21,088 shares of restricted common stock under the Directors Stock Plan.

(7)  CHANGES IN NON-CASH WORKING CAPITAL (in thousands)

                                                                                     |  PREDECESSOR COMPANY
                                             NINE MONTHS ENDED   SIX MONTHS ENDED    |  THREE MONTHS ENDED
                                             SEPTEMBER 30, 2001  SEPTEMBER 30, 2000  |    MARCH 31, 2000
                                             ------------------  ------------------  |  -------------------
                                                                                     |
Accounts receivable ....................          $(23,841)          $ 52,285        |     $(22,017)
Inventory for resale ...................              (976)            (4,931)       |       (1,515)
Proceeds from sale of UK Metal business                 --             44,587        |           --
Other ..................................             8,753             22,313        |        2,305
Accounts payable and accrued liabilities           (23,313)           (29,705)       |        7,666
Income taxes payable ...................               293             (1,020)       |        1,939
                                                  --------           --------        |     --------
                                                  $(39,084)          $ 83,529        |     $(11,622)
                                                  ========           ========        |     ========


STATEMENTS OF CASH FLOWS  (in thousands)

The supplemental cash flow disclosures and non-cash transactions are as follows:

                                                                                          |    PREDECESSOR COMPANY
                                                NINE MONTHS ENDED    SIX MONTHS ENDED     |    THREE MONTHS ENDED
                                                SEPTEMBER 30, 2001   SEPTEMBER 30, 2000   |    MARCH 31, 2000
                                                ------------------   ------------------   |    -------------------
                                                                                          |
Supplemental cash flow disclosures:                                                       |
Interest paid ...............................          $13,668               $ 7,473      |        $   951
Income taxes paid ...........................            2,177                 1,953      |          2,248
Non-cash transactions:                                                                    |
Debt incurred on the capital leases of                                                    |
  property and equipment ....................            1,489                    --      |          2,782
Conversion of unsecured payment-in-kind notes              200                    --      |             --
Deferred stock compensation costs ...........              107                    --      |             --

(8)  SPECIAL CHARGES (in thousands)

During 2000, the Company embarked on an initiative to standardize business processes to allow it to operate more efficiently and share information and implement best practices - the PSC Way. This project includes defining common business processes related to transactional functions and establishing a common integrated management systems platform. The total cash costs for the PSC Way initiative in the three and nine months ended September 30, 2001, were $2,531 and $10,268, respectively, of which $1,882 and $4,270 were capitalized to property, plant and equipment and $649 and $5,998 were included in special charges.

The Company also made the decision in the second quarter of 2001 to close and consolidate a location in its By-Products Services

Group. Included in special charges is $610 of costs for severance and other exit costs. During the third quarter of 2001, a special charge of $518 is recorded for severance and other exit costs related to closure of an Industrial Outsourcing Group and By-Products Services Group facilities.

At December 31, 2000, the Company had accrued $5,482 for severance and other exit costs related to the restructuring of the Industrial Outsourcing Group and the By-Product Services Group. As at September 30, 2001, the remaining accrual consisted of the following items:


                            DECEMBER 31, 2000    NET ADDITIONS    SPENDING     SEPTEMBER 30, 2001
                            -----------------    -------------    --------     ------------------
Severance ...............          $3,751          $   32          $2,867          $  916
Other exiting liabilities           1,731           1,284           1,847           1,168
                                   ------          ------          ------          ------
                                   $5,482          $1,316          $4,714          $2,084
                                   ======          ======          ======          ======


At December 31, 2000, approximately 132 employees were to be terminated as a result of these restructurings. During the nine months ended September 30, 2001, 100 of these employees were severed and 32 remained to be terminated.

(9)  REORGANIZATION COSTS (in thousands)

The expenses resulting from Oldco's reorganization filings have been segregated from expenses related to operations in the accompanying Consolidated Statements of Earnings and include the following:

                                                                                   PREDECESSOR COMPANY
                                                                                   -------------------
                                                                                    THREE MONTHS ENDED
                                                                                      MARCH 31, 2000
                                                                                   -------------------
Professional fees..........................................................              $  17,908
Other......................................................................                  2,699
                                                                                         ---------
                                                                                         $  20,607
                                                                                         =========

(10)     EARNINGS PER SHARE (in thousands)

                                                                                                    |  PREDECESSOR COMPANY
                                                                                                    |  -------------------
                                                          NINE  MONTHS ENDED    SIX  MONTHS ENDED   |  THREE MONTHS ENDED
                                                          SEPTEMBER 30, 2001    SEPTEMBER 30, 2000  |    MARCH 31, 2000
                                                          ------------------    ------------------  |  -------------------
                                                                                                    |
Net earnings (loss) for the period - basic and diluted..          $(27,319)          $(16,433)      |      $ 45,759
                                                                  ========           ========       |      ========
                                                                                                    |
Number of shares of common stock outstanding ...........            24,319             24,042       |       131,144
Effect of using weighted average common shares                                                      |
  outstanding ..........................................               (15)                (8)      |            --
Restricted shares issued ...............................              (249)                --       |            --
                                                                  --------           --------       |      --------
Basic and diluted weighted average number of                                                        |
  common shares outstanding ............................            24,055             24,034       |       131,144
                                                                  ========           ========       |      ========

(11)     COMPREHENSIVE INCOME (in thousands)

                                                                                                  |  PREDECESSOR COMPANY
                                                                                                  |  -------------------
                                                          NINE MONTHS ENDED    SIX MONTHS ENDED   |  THREE MONTHS ENDED
                                                          SEPTEMBER 30, 2001  SEPTEMBER 30, 2000  |   MARCH 31, 2000
                                                          ------------------  ------------------  |  ------------------
                                                                                                  |
Net earnings (loss) ....................................       $(27,319)          $(16,433)       |     $ 45,759
Other comprehensive income, net of taxes:                                                         |
  Translation adjustments ..............................         (3,624)            (3,531)       |       (4,061)
                                                               --------           --------        |     --------
Comprehensive income (loss) ............................       $(30,943)          $(19,964)       |     $ 41,698
                                                               ========           ========        |     ========

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

                                                          NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   ---------------------------------------------------------------------------------
                                                                                         SHARED
                                    INDUSTRIAL      BY-PRODUCTS        METALS           SERVICES &
                                    OUTSOURCING        SERVICES       SERVICES         ELIMINATIONS          TOTAL
                                   ------------     ------------     ------------      ------------      -----------
Revenue .....................      $   529,431      $   210,645      $   418,906       $        --       $ 1,158,982
Income (loss) from operations           23,031           17,067           (3,448)          (39,608)           (2,958)
Income (loss) from operations
  excluding special charges .           23,007           18,219           (3,448)          (33,422)            4,355
Total assets ................          226,142          172,168          219,136            68,674           686,120
Depreciation and amortization           13,784            9,391            7,263             2,787            33,225
Capital expenditures ........           14,905           11,341            6,428             5,017            37,691
Equity investments ..........               --               --            1,073             1,470             2,543

                                                          SIX MONTHS ENDED SEPTEMBER 30, 2000
                                   ----------------------------------------------------------------------------------
                                                                                         SHARED
                                   INDUSTRIAL       BY-PRODUCTS        METALS           SERVICES &
                                   OUTSOURCING        SERVICES        SERVICES         ELIMINATIONS          TOTAL
                                   -----------      -----------       ---------        ------------        ---------
Revenue .....................       $ 325,339        $ 146,094        $ 315,244          $      --         $ 786,677
Income (loss) from operations          16,160            8,589            5,463            (27,698)            2,514
Income (loss) from operations
  excluding special charges .          16,690            8,589            5,463            (24,055)            6,687
Total assets ................         217,241          183,684          214,164            146,061           761,150
Depreciation and amortization           9,184            6,317            5,524              1,361            22,366

Capital expenditures ........          11,414            6,405            5,319              3,020            26,158
Equity investments ..........              --               --            1,544                 --             1,544

                                                                    PREDECESSOR COMPANY
                                    --------------------------------------------------------------------------------
                                                             THREE MONTHS ENDED MARCH 31, 2000
                                    --------------------------------------------------------------------------------
                                                                                         SHARED
                                     INDUSTRIAL     BY-PRODUCTS        METALS           SERVICES &
                                    OUTSOURCING      SERVICES         SERVICES         ELIMINATIONS          TOTAL
                                    -----------      --------         --------         ------------        ---------
Revenue .....................        $ 186,048       $  57,939        $ 236,399          $      --         $ 480,386
Income (loss) from operations           13,154             230            9,470            (11,041)           11,813
Total assets ................          234.627         176,502          295,085            161,541           867,755
Depreciation and amortization            4,599           3,285            3,831                721            12,436
Capital expenditures ........            3,592           2,527            2,255                 29             8,403
Equity investments ..........               --              --            5,848                 --             5,848

The geographical segmentation of the Company and Predecessor Company's business is as follows:

                                                                                |       PREDECESSOR COMPANY
                                                                                |   --------------------------
                       NINE MONTHS ENDED                 SIX MONTHS ENDED       |        THREE MONTHS ENDED
                      SEPTEMBER 30, 2001                SEPTEMBER 30, 2000      |           MARCH 31, 2000
                   --------------------------      --------------------------   |   --------------------------
                                   LONG-LIVED                      LONG-LIVED   |                   LONG-LIVED
                     REVENUE         ASSETS          REVENUE         ASSETS     |     REVENUE         ASSETS
                   ----------      ----------      ----------      ----------   |   ----------      ----------
                                                                                |
United States..    $1,022,281      $  216,816      $  669,501      $  213,828   |   $  398,660      $  215,656
Canada ........       129,079          56,327         109,761          67,322   |       47,566          72,007
Other .........         7,622          44,475           7,415          48,676   |       34,160          65,111
                   ----------      ----------      ----------      ----------   |   ----------      ----------
                   $1,158,982      $  317,618      $  786,677      $  329,826   |   $  480,386      $  352,774
                   ==========      ==========      ==========      ==========   |   ==========      ==========


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

     Certain of the Company's facilities require accruals for expected site restoration costs as a result of operating practices at the sites prior to their acquisition by the Company. The Company has established procedures to periodically evaluate these sites, giving consideration to the nature and extent of the expected site restoration or site closure and at September 30, 2001 has estimated the liability to remediate these sites to be $50,185 (December 31, 2000 - $55,457). If it is determined that more expensive restoration approaches may be required in the future, the Company could incur additional obligations that could be material.

     The Company has been named as a potentially responsible or liable party under U.S. federal and state superfund laws in connection with various sites. It is alleged that the Company, the Predecessor Company or its predecessors transported waste to the sites, disposed of waste at the sites, or operated the sites in question. In December 1998, the Company and other potentially liable parties ("PLPs") completed a remedial investigation of the Pasco Sanitary Landfill Site in the State of Washington and submitted a feasibility study to the Washington State Department of Ecology ("Ecology"). The seven-year plan outlined in the study ("Preferred Remedy") is expected to be the final remedy to be followed by post-closure monitoring for approximately 30 years. Ecology presented the parties with draft agreed orders in June 2000 covering two separate scopes of work. One scope of work relates to the closure and post-closure monitoring of the sanitary landfill portion of the site. The other scope of work covers the remediation and monitoring of the industrial waste burial zones. Cooperating PLPs, including the Company, have executed the agreed orders. The Company has reached agreement with the industrial waste area generator PLPs with respect to funding allocation for remediation of all but one of the industrial waste zones. The Company has also entered into negotiations with the sanitary landfill PLPs, including certain municipalities that may have access to grant funding for the closure of the landfill. Ecology approved the interim action work plan in January 2001 and Preferred Remedy activities have commenced. The cost of cleanup is estimated to be in the range of $14,000 to $17,000. The Company's estimate of its share of such costs at this time indicate that the Company may be liable for more than 50% of such costs. Based on the approval of the interim action work plan and further analysis of PSC's share of costs, a reduction in the liability of $1,400 was recorded in the three months ended March 31, 2001. The Company is investigating whether insurance coverage may be available to cover the Company's costs for the cleanup. The Company has reviewed the nature and extent of the allegations, the number, connection and financial ability of other named and unnamed potentially responsible parties and the nature and estimated cost of the likely remedy. Based on its review, at September 30, 2001, the Company has accrued its estimate of its liability to remediate these sites at $19,591 (December 31, 2000 - $21,331). If it is determined that more expensive remediation approaches may be required in the future, the Company could incur additional obligations that could be material.

     The liabilities discussed above are disclosed in the Consolidated Balance Sheets as follows:

                          SEPTEMBER 30,  DECEMBER 31,
                               2001         2000
                          -------------  ------------
Accrued liabilities....      $ 2,536      $ 1,967
Other liabilities .....       67,240       74,821
                             -------      -------
                             $69,776      $76,788
                             =======      =======


(b) In October 1999, Exxon Corporation ("Exxon") commenced an action in the District Court, Harris County, Texas against International Catalyst, Inc. ("INCAT"), an indirect wholly owned subsidiary of PSC, for damages of approximately $32,100 (since increased to $38 million) arising from certain work conducted by INCAT at Exxon's Baytown, Texas chemical plant. Exxon alleges that INCAT was responsible for the purchase and installation in 1996 of improper gasket materials in the internal bed piping flange joints of the Baytown plant, which caused damages to the facility and consequential losses arising from the shutdown of the plant while repairs were made. Primary and excess insurers of the Company have issued reservation of rights letters with respect to this lawsuit. The second excess layer carrier has filed a motion for summary judgment on the issue of denial of coverage, and the first excess layer carrier has indicated its intention to join in that motion. The Company has conducted a review of the allegations and determined that it is not feasible to predict or determine the final outcome of the proceedings or what portion of any Company liability in the proceeding will be covered by applicable insurance policies or recovery against other parties.

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

(d) On June 6, 2000, a lawsuit was filed in the United States District Court for the Eastern District of Texas against SECO, Inc. ("SECO"), an indirect wholly owned subsidiary of PSC, by a former employee of SECO for unpaid overtime wages under the Fair Labor Standards Act ("FLSA"). The plaintiff alleges that SECO knowingly attempted to artificially characterize a portion of the hourly wage rate as "per diem" reimbursement, thereby, reducing the hourly rate for purposes of calculating overtime pay. The court has ruled that the case will proceed as an FLSA "collective action." The Company has accrued its best estimate of its liability in this case. A tax liability relating to this case has been settled at the federal level.

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

(g) The Company is a defendant in other lawsuits for which the Company has insurance coverage. Each of these suits is, in the event of an adverse verdict, subject to a deductible. Although the Company does not believe that the uninsured liability from any of these suits would be material, it is not possible to predict the effect of the cumulative deductibles. The Company is named as a defendant in a number of other lawsuits that have arisen in the ordinary course of its business. The Company believes that except as otherwise reported herein, neither the insured litigation nor the other litigation is likely to have a material adverse effect on its business or financial condition and therefore has made no provision in these financial statements for the potential liability, if any.

(h) The Company purchased various insurance policies for periods prior to June of 1999, including workers compensation policies, from Reliance Insurance Company and/or its former subsidiary (Reliance Insurance). On October 3, 2001, the Insurance Commissioner of Pennsylvania placed Reliance Insurance into liquidation. State guaranty associations have been ordered to assume the insured obligations of Reliance Insurance subject to statutory limitations. Until such plans are finalized by the various state associations, there is a risk that the Company could be liable for some portion of the $4,200 claims which are contractually covered by Reliance. Cash and Letters of Credit on deposit with Reliance Insurance are specifically dedicated to the Company's retained liability of up to $500 per occurrence (as described further in Note 4) and should not be pooled or otherwise used to settle Reliance Insurance liabilities. At this time, the Company is unable to predict its potential exposure.

(14) NEW ACCOUNTING PRONOUNCEMENTS

(a) SFAS No. 143 provides accounting requirements for retirement obligations associated with tangible long-lived assets. Retirement obligations associated with long-lived assets included within the scope of SFAS No. 143 are those for which there is a legal obligation to settle under existing or enacted law, statute, written or oral contract or by legal construction under the doctrine of promissory estoppel. The Company is in the process of evaluating the impact of SFAS No. 143 on its financial statements.

(b) In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 establishes accounting and reporting standards for both the impairment and disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001 and provisions of this statement are generally applied prospectively. The Company is in the process of evaluating the impact of SFAS No. 144 on its financial statements.



(15) SUBSEQUENT EVENTS

Subsequent to the third quarter of 2001, Bethlehem Steel, a significant customer, filed for bankruptcy protection. The amount of the receivables due from Bethlehem Steel at the time of filing (net of $1.9 million payable) was approximately $2.8 million, of which $2.5 million was billed during the fourth quarter 2001. The Company has been able to collect all of the net amounts due.

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

The Consolidated Financial Statements herein contain information relating to Philip Services Corporation ("PSC") and its subsidiaries (collectively the "Company"), which has been prepared by management, and information relating to Philip Services Corp. ("Oldco"), an Ontario corporation, and its subsidiaries (Oldco and its subsidiaries being referred to collectively as the "Predecessor Company"), which has been compiled by management of PSC. On April 7, 2000, Oldco and certain of its Canadian subsidiaries transferred substantially all of their assets and liabilities (except for liabilities subject to compromise) to the Company at fair value. The liabilities subject to compromise of $726.5 million were retained by Oldco and certain of its Canadian subsidiaries. As a result, Oldco remains insolvent. For financial reporting purposes, the effective date of the reorganization was March 31, 2000. Management of PSC has determined that certain consolidated financial and other information of the Predecessor Company may be of limited interest to the stockholders of PSC and has therefore included such information in this document. The consolidated financial information of the Predecessor Company does not reflect the effects of the application of fresh start reporting and is unaudited. Readers should, therefore, review this material with caution and not rely on the information concerning the Predecessor Company as being indicative of future results for the Company or providing an accurate comparison of financial performance.

The Company conducts substantially the same lines of business as the Predecessor Company with the exception of the UK Metals business, which was sold on April 7, 2000.

RESULTS OF OPERATIONS

To facilitate a comparison of the Company's operating performance, the following discussion of results of operations compares the consolidated financial results for the nine months ended September 30, 2001 with the combined consolidated financial results for the nine months ended September 30, 2000, which represents the consolidated financial results for the Predecessor Company for the three months ended March 31, 2000 and the consolidated results for the Company for the six months ended September 30, 2000. Consequently, the fiscal 2000 information presented below does not comply with AICPA's Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code, which calls for separate reporting for the Company and the Predecessor Company.

The following table presents, for the periods indicated, the results of operations and the percentage relationships which the various items in the Consolidated Statements of Earnings bear to the consolidated revenue from continuing operations: ($ in millions)

                                     THREE MONTHS ENDED    THREE MONTHS ENDED   NINE MONTHS ENDED    NINE MONTHS ENDED
                                     SEPTEMBER 30, 2001    SEPTEMBER 30, 2000   SEPTEMBER 30, 2001   SEPTEMBER 30, 2000
                                     ------------------    ------------------   ------------------   ------------------
Revenue ...........................   $  349.9   100%       $  359.3   100%       $  1,159.0   100%    $  1,267.1   100%
Operating expenses ................      313.0    90%          316.4    88%          1,019.5    88%       1,109.5    88%
Special charges ...................        1.2    --             2.6    --               7.3    --            4.2    --
Selling, general and administrative
  costs ...........................       32.9     9%           30.7     9%            102.0     9%         104.3     8%
Depreciation and amortization .....       10.8     3%           11.2     3%             33.2     3%          34.8     3%
                                      --------   ---        --------   ---        ----------   ---     ----------   ---
Income (loss) from operations .....       (8.0)   (2%)          (1.6)   --              (3.0)   --           14.3     1%

Interest expense ..................        9.8     3%            9.8     3%             28.9     3%          20.1     1%
Other (income) and expense -- net..        0.9    --            (2.4)   --              (6.0)   (1%)        (13.0)   (1%)
                                      --------   ---        --------   ---        ----------   ---     ----------   ---
Earnings (loss) from continuing
  operations before tax and
  reorganization costs ............      (18.7)   (5%)          (9.0)   (3%)           (25.9)   (2%)          7.2     1%
Reorganization costs ..............       --      --            --      --              --      --           20.6     2%
Income taxes ......................       --      --             1.5    --               1.5    --            3.0    --
                                      --------   ---        --------   ---        ----------   ---     ----------   ---
Loss from continuing operations ...      (18.7)   (5%)         (10.5)   (3%)           (27.4)   (2%)        (16.4)   (1%)
                                      ========   ===        ========   ===        ==========   ===     ==========   ===


     The operating results reflect the following: ($ in millions)

                                                         THREE MONTHS ENDED SEPTEMBER 30, 2001
                                            -----------------------------------------------------------
                                                                                   SHARED
                                             INDUSTRIAL  BY-PRODUCTS  METALS      SERVICES &
                                            OUTSOURCING   SERVICES    SERVICES   ELIMINATIONS   TOTAL
                                            -----------   --------    --------   ------------ ---------
Revenue ...............................      $  142.8     $  71.8    $  135.3     $  --       $  349.9
Income (loss) from operations .........          (3.2)        7.0        (0.5)      (11.3)        (8.0)
Income (loss) from operations excluding
  special charges .....................          (3.2)        7.5        (0.5)      (10.6)        (6.8)


                                                        THREE MONTHS ENDED SEPTEMBER 30, 2000
                                            -----------------------------------------------------------
                                                                                   SHARED
                                             INDUSTRIAL  BY-PRODUCTS  METALS      SERVICES &
                                            OUTSOURCING   SERVICES    SERVICES   ELIMINATIONS   TOTAL
                                            -----------   --------    --------   ------------ ---------
Revenue...................................      $ 142.0    $  75.1     $ 142.2      $   --    $   359.3
Income (loss) from operations.............          4.7        4.7         2.9       (13.9)        (1.6)
Income (loss) from operations excluding
  special charges.........................          5.2        4.7         2.9       (11.8)         1.0


                                                         NINE MONTHS ENDED SEPTEMBER 30, 2001
                                            -----------------------------------------------------------
                                                                                   SHARED
                                             INDUSTRIAL  BY-PRODUCTS  METALS      SERVICES &
                                            OUTSOURCING   SERVICES    SERVICES   ELIMINATIONS   TOTAL
                                            -----------   --------    --------   ------------ ---------
Revenue...................................     $529.4      $ 210.6      $418.9      $   --     $ 1,159.0
Income (loss) from operations.............       23.0         17.1        (3.4)      (39.6)         (3.0)
Income (loss) from operations excluding
  special charges.........................       23.0         18.2        (3.4)      (33.4)          4.4

                                                        NINE MONTHS ENDED SEPTEMBER 30, 2000
                                            -----------------------------------------------------------
                                                                                   SHARED
                                             INDUSTRIAL  BY-PRODUCTS  METALS      SERVICES &
                                            OUTSOURCING   SERVICES    SERVICES   ELIMINATIONS   TOTAL
                                            -----------   --------    --------   ------------ ---------
Revenue...................................      $511.4     $ 204.0      $551.6      $   --    $ 1,267.1
Income (loss) from operations.............        29.3         8.8        14.9       (38.7)        14.3
Income (loss) from operations excluding
  special charges.........................        29.8         8.8        14.9       (35.1)        18.5

INDUSTRIAL OUTSOURCING GROUP

Revenue for the three and nine months ended September 30, 2001 increased by $0.9 million and $18.0 million, respectively, compared with the same periods in 2000. During 2000, the Company closed certain unprofitable locations in Europe and the United States, which generated $3.3 million and $13.2 million of revenue in the three and nine months ended September 30, 2000. Excluding the effect of businesses closed, revenue for the three and nine months ended September 30, 2001 increased by $4.1 million or 2.9% and $29.5 million or 5.8%, respectively. Income (loss) from operations was $(3.2) million or (2.2%) of revenue for the three-month period ended September 30, 2001 compared with $4.7 million or 3.3% for the three-month period ended September 30, 2000. For the nine-month period ended September 30, 2001, income from operations was $23.0 million or 4.3% of revenue compared to $29.3 million or 5.7% of revenue in the same period of 2000. Revenue increased in the three and nine months ended September 30, 2001 due to strong demand for the Company's services in the refining, petrochemical and utilities sectors. Profitability declined in the quarter due the absence of a high margin project included in the prior year results, a weakened automotive business, and higher insurance expense during the quarter.

BY-PRODUCTS SERVICES GROUP

Revenue in the three-month period ended September 30, 2001 was $71.8 million, a decrease of $3.3 million compared to the same period of 2000, the result of the economic slowdown in general manufacturing industries and reduced waste generation. Revenue for the nine-month period ended September 30, 2001 was $210.6 million, an increase of $6.6 million over the same period in 2000, due in part to an increase in work at the Group's environmental laboratories, the result of obtaining several new contracts and changes in certain regulatory requirements. The implementation of the Securities and Exchange Commission Staff Accounting Bulletin No. 101 on revenue recognition, which delayed the recording of revenue until after waste had been disposed of in accordance with the customer contracts, also contributed to this increase in revenue.

Income from operations excluding special charges was $7.5 million or 10.5% of revenue for the three months ended September 30, 2001, compared to $4.7 million or 6.3% of revenue for the same period of 2000. For the nine months ended September 30, 2001 income from operations excluding special charges was $18.2 million or 8.6% of revenue compared to $8.8 million or 4.3% of revenue for the same period in 2000. This improvement in profitability was the result of continued focus on expanding higher margin businesses and providing new services to existing customers, as well as reductions in environmental liabilities in the first quarter of 2001. The Company expects ongoing improvements in business efficiency will continue to compensate for the weak economy for the balance of the year.

METALS SERVICES GROUP

Revenue from the Metals Services Group decreased by $6.9 million and $132.7 million for the three and nine months ended September 30, 2001 compared to the same periods in the prior year. The sale of the UK Metals business in April 2000 accounts for $30 million of the revenue decrease in the nine month period while the overall decrease in business was due to a 12% decrease in the volume of scrap managed by the Group and a 19% decrease in scrap prices in the first nine months of 2001 when compared to the prior year. The North American steel industry continues to suffer significant economic depression as a result of increased import penetration, decreased demand for finished product and depressed steel prices, a trend which is expected to continue through the balance of the year.

Income (loss) from operations was $(0.5) million or (0%) of revenue for the three months ended September 30, 2001, compared to $2.9 million or 2.0% of revenue for the same period in 2000. For the nine months ended September 30, 2001, income (loss) from operations was $(3.4) million or (0.8%) of revenue compared to $14.9 million or 2.7% of revenue for the same period in 2000. In the first quarter of 2001, income from operations was reduced by $7.6 million as a result of two major steel companies who were large customers of the Group filing for bankruptcy protection.

Subsequent to the third quarter of 2001, Bethlehem Steel, a significant customer, filed for bankruptcy protection. The amount of the receivables affected (net of $1.9 million payables) was approximately $2.8 million. The Company has been able to collect all of the net amounts due.

SHARED SERVICES AND ELIMINATIONS

Shared services and eliminations includes the administrative costs of the shared service operations, the retained liabilities of the Company's captive insurance company and other non-operating entities. Excluding special charges, shared services costs decreased by $1.2 million and $1.7 million for the three and nine months ended September 30, 2001, respectively, compared to the same periods in 2000. This improvement was the result of process improvement and cost cutting initiatives. The special charges of $0.6 million and $6.0 million in the three and nine months ended September 30, 2001 were primarily attributable to the Company's process reengineering project

SELLING, GENERAL AND ADMINISTRATIVE COSTS

Selling, general and administrative costs were $32.9 million and $102.0 million in the three and nine months ended September 30, 2001, compared to $30.7 million and $104.3 million in the same periods in 2000.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization of property, plant and equipment in the three and nine months ended September 30, 2001 was $10.8 million and $33.2 million. This represents a decrease of $1.6 million for the nine months ended September 30, 2001 compared to the same period in 2000, the result of the sale of the UK Metals business in April 2000.

INTEREST EXPENSE

Interest expense for the three and nine months ended September 30, 2001 was $9.8 million and $28.9 million compared with $9.8 million and $20.1 million for the same periods in 2000. Interest expense was lower in the nine months ended September 30, 2000 as interest did not accrue on the syndicate debt of Oldco in the first quarter of 2000 due to the filing of the petition for reorganization.

OTHER INCOME AND EXPENSE - NET

Other income and expense - net for the three months ended September 30, 2001 consists of a write down of assets of $1.9 million, and interest and equity income.

Other income and expense - net for the nine months ended September 30, 2001 gains on sales of assets of $4.6 million, recovery of certain reorganization costs of $0.6 million, and interest and equity income on investments.

Other income and expense - net for the three months ended September 30, 2000 consists of interest and equity income.

Other income and expense - net for the nine months ended September 30, 2000 consists of gains on sales of assets of $ 7.8 million and interest and equity income.

INCOME TAXES

In assessing the value of the deferred tax assets, management considered whether it would be more likely than not that all of the deferred tax assets will be realized. Projected future income tax planning strategies and the expected reversal of deferred tax liabilities are considered in making this assessment. Based on the level of historical taxable income, projections for future taxable income and subject to the limitation on the utilization of net operating loss carry-forwards and excess interest deduction carry-forwards, the Company has determined at this time that it is more likely than not that the Company will not realize the benefits of the deferred tax assets at September 30, 2001. The Company has recorded a valuation allowance of $212.8 million as at September 30, 2001.

Certain future events may result in such deferred tax assets being utilized in the Company's future income tax returns, which the Company will record as a reduction in the valuation allowance and, in accordance with the principles of fresh start reporting, a credit to additional paid-in capital.

The tax charge recorded during the current year represents Canadian income taxes and certain U.S. state income taxes.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, the Company's working capital, excluding $332.7 million of long term borrowings classified as current liabilities, was $137.6 million, representing a decrease of $37.1 million since December 31, 2000. Cash used in continuing operating activities was $27.7 million for the nine-month period ended September 30, 2001 compared to cash provided by continuing operating activities of $92.6 million for the nine-month period ended September 30, 2000. The use of cash in the first nine months of 2001 was largely due to payments with respect to severance, compensation, facility closures, and an increase in accounts receivable. In the second quarter of 2000, the Company received $44.6 million of the proceeds from the sale of the UK Metals business and $20.0 million of restricted cash was released to the Company, which are included in the changes in non-cash working capital in the Consolidated Statement of Cash Flows.

As of March 31, 2000, the Company entered into a $335.8 million credit agreement ("credit facility") with a syndicate of international lenders. Concurrently, the Company entered into a revolving credit agreement ("revolving operating facility") that provides up to $175 million, subject to a borrowing base formula calculated on accounts receivable. The credit facility provides term debt of $235.8 million ("term debt") and $100.0 million in convertible payment-in-kind debt ("PIK debt"). The term debt of $250 million contemplated under the Plan was reduced to $235.8 million on plan implementation due to the repayment of $14.2 million from proceeds of asset sales. The credit facility matures on March 31, 2005 and bears interest at a fixed rate of 9% for the term debt and 10% for the PIK debt. Interest payments on the term debt are due quarterly in arrears, and on the PIK debt, interest is payable in full on March 31, 2005. The term debt or any part thereof and/or all of the PIK debt may be prepaid and redeemed by the Company at any time during the agreement once the revolving operating facility has been terminated. The Company must pay a redemption premium of between 1% and 5% on the amount of the term debt being redeemed (excluding mandatory prepayments) and between 8 1/3% and 25% on the amount of the PIK debt being redeemed. The PIK debt is convertible by the lenders at any time into shares of common stock of PSC at an initial conversion price of $11.72 per share, which was in excess of the fair market value of PSC on a per share basis at the time of issue.

The Company is required to repay the term debt first and then the PIK debt in an amount equal to:

     (i) 75% of the net asset-sale proceeds from the disposition of assets sold other than in the ordinary course of business, and

     (ii) the net proceeds from any foreign subsidiary dispositions in excess of $1 million annually;

The Company is also required yearly for the first two years and quarterly after that, to repay the term debt first and then the PIK debt in an amount equal to 75% of the cash flow available for debt service.

During 2000, the Company made mandatory prepayments of the term debt relating to net asset sales of $47.2 million, including the sale of the UK Metals business. During 2001, the Company has made mandatory prepayments relating to net asset sales of $14.2 million reducing the term debt to $174.4 million as at September 30, 2001.

The credit facility, and the revolving operating facility are guaranteed jointly and severally by PSC and substantially all of its direct and indirect wholly owned subsidiaries and are collateralized by security interests in the assets of PSC and substantially all of its direct and indirect wholly owned subsidiaries and a pledge of securities of substantially all of its direct and indirect wholly owned subsidiaries.

The revolving operating facility provides for a revolving line of credit, subject to a borrowing base formula calculated on accounts receivable, of up to $175 million divided into Tranche A for up to $100 million and Tranche B for $75 million. The revolving operating facility matures on September 30, 2002.

Borrowings under the revolving operating facility bear interest at a rate equal to the base rate (which is based on the Wells Fargo Bank "prime rate") plus 1% on Tranche A advances and 3% on Tranche B advances or at the option of the Company on Tranche A advances at a rate equal to the LIBOR rate plus 3%. A letter of credit fee of 2.75% is charged on the amount of all outstanding letters of credit. The Company is required to pay annually an agency fee and an annual fee equal to $150,000 and $750,000, respectively, and a monthly loan servicing fee equal to $20,000. In addition, the Company is required to pay monthly an unused line of credit fee equal to 0.375% and 0.75% per annum on the average unused portion of Tranche A and Tranche B, respectively, under the revolving operating facility. At September 30, 2001, the Company's borrowing base formula limited the availability of the revolving operating facility to approximately $116.9 million. The Company had undrawn capacity under the revolving operating facility of approximately $14.9 million, net of borrowings and outstanding letters of credit of approximately $102.0 million.

The credit facility and the revolving operating facility contain certain restrictive covenants, including limitations on the incurrence of indebtedness, the sale of assets, the incurrence of liens, the making of specified investments, and the payment of cash dividends. In addition, the Company is required to satisfy, among other things, certain financial covenants calculated quarterly on a 12-month rolling basis, including specified interest coverage ratio, specified amounts of EBITDA, and maximum capital expenditures.

The credit facility and the revolving operating facility contain cross-default provisions.

During 2000, the Company undertook a significant project to operate more efficiently, share information and implement best practices. This project, the PSC Way, includes defining common business processes related to transactional functions and establishing a common integrated management systems platform. The PSC Way was not contemplated at the time the covenants were established. Accordingly, the Company sought and received from its lenders on March 28, 2001, amendments to both the facilities to reduce the EBITDA and interest coverage ratio requirements for periods beginning with the 12 months ending March 31, 2001, to allow leeway to pursue the PSC Way. In addition, the Company sought certain other technical amendments to the facilities. The PSC Way has since been reduced in both scope and cost.

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

During the third quarter of 2001, the Company was negatively impacted by the general slowdown in the economy and delays in scheduling significant projects with some customers. Upon a review of the business plans, the Company projected that it would not meet its EBITDA and interest coverage ratio covenants at the end of the quarter or in subsequent quarters. The Company sought an amendment of the covenants (and certain other technical amendments) from its lenders under the facilities. On November 19, 2001, the lenders agreed to the amendments and granted covenant relief for the period ended September 30, 2001.

As of September 30, 2001, the Company was in compliance with the amended covenants under the facilities. The Company does not currently project that, absent additional amendments to the covenants, it will remain in compliance for subsequent periods ending December 31, 2001 and March 31, June 30 and September 30, 2002. In the event that the Company is unable to comply with the covenants in future periods, such non-compliance would constitute an "Event of Default" under both of the facilities. Upon the occurrence and during the continuation of an Event of Default, the lenders under each facility, at the election of the holders of 66-2/3% of the total commitments under such facility (the "Required Lenders"), may, among other things, declare all obligations under such facility to be immediately due and payable. In addition, at the election of the Required Lenders under the revolving operating facility, the participants may cease advancing money or extending credit to the Company. If an acceleration of the indebtedness under either of the facilities occurred, the Company would also be in default under its indentures with respect to the unsecured payment-in-kind-notes described in Note 5(b) to the Consolidated Financial Statements.

The Company is in active discussions with the lenders (who also hold a significant portion of the Company's common stock) regarding possible additional amendments to the covenants. As discussed above, the lenders have granted amendments in March, May and November of 2001. The Company is also pursuing business and financial alternatives to assure greater financial stability to the Company. These include, but are not limited to, restructuring actions, sales of assets, and seeking other sources of funds. The outcome of such actions is uncertain. In the event that the Company is unable to remain in compliance with the covenants or effect an alternative solution, there could be substantial doubt as to the Company's ability to continue in existence as a going concern.

Because the Company is currently unable to project compliance with its covenants for 12 months, all balances under the credit facility and unsecured payment-in-kind notes have been classified as current liabilities as of September 30, 2001.

CAPITAL EXPENDITURES

Capital expenditures were $11.3 million and $37.7 million for the three and nine month periods ending September 30, 2001, compared to $16.6 million and $34.6 million for the same period in 2000. Cash conservation measures by the Predecessor Company reduced the amount of capital expenditures in the first half of 2000.

                           PHILIP SERVICES CORPORATION

PART I -- FINANCIAL INFORMATION

ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to financial risk resulting from volatility in foreign exchange rates, interest rates and commodity prices. The Company seeks to minimize these risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. In the first nine months of 2001, the Company did not enter into any derivative contracts.

FOREIGN CURRENCY RATE RISK

The revenue and expenses of the Company's Canadian and European subsidiaries are generally denominated using the local currency. The functional currency of these subsidiaries is the local currency and, therefore, foreign currency translation adjustments made on consolidation are reflected as a component of stockholders' equity as stated in the Company's accounting policies. Changes in the foreign exchange rates compared to the United States dollar can have an effect on the Company's revenue and profitability. The sensitivity of the earnings (loss) from continuing operations before tax to the changing foreign currency rates based on the operating results from foreign subsidiaries for the third quarter of 2001 is estimated to be immaterial.

INTEREST RATE RISK

Substantially all of the Company's long-term debt at September 30, 2001 bears interest at a fixed rate. Borrowings under the revolving operating facility totaled $23.3 million at September 30, 2001 and bear interest at a floating rate determined based on the Wells Fargo Bank prime rate.

COMMODITY PRICE RISK

Prices in the Metals Services Group are established and adjusted monthly by the major steel producers. The price of ferrous scrap is a significant factor influencing the profitability of the Metals Services Group. In 2000, the Company's average selling price of ferrous scrap decreased from $134 per ton in the first quarter of 2000 to $88 per ton at the end of 2000. During the first nine months of 2001, the average selling price of ferrous scrap increased to $103 per ton at the end of September, 2001. The Company manages its commodity price risk by acquiring ferrous metal scrap as it is needed for its customers, which allows the Company to turn its inventory approximately every 45 days. Based on the inventory levels of the Metals Services Group as at September 30, 2001 a 10% change in the price of ferrous scrap during a 30-day period is estimated to change the Company's earnings (loss) from continuing operations before tax by approximately $1.0 million.

                           PHILIP SERVICES CORPORATION

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than as reported in the Company's 2000 Annual Report on Form 10-K (the "Form 10-K") under the caption "Legal Proceedings," the Company is not currently a party to any material pending legal proceedings, other than routine matters incidental to the business, and no material developments have occurred in any proceedings described in such Form 10-K, except as described in (1) the Company's Quarterly Report on Form 10-Q filed May 21, 2001, (2) the Company's Quarterly Report on Form 10-Q filed August 14, 2001, and (3) the following paragraph.

Primary and excess insurers of the Company have issued reservation of rights letters with respect to the lawsuit against INCAT described in the Form 10-K. The second excess layer carrier has filed a motion for summary judgment on the issue of denial of coverage, and the first excess layer carrier has indicated its intention to join in that motion.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Under the credit facility and revolving operating facility ("facilities"), more fully described in Note 5, the Company is required to meet certain financial covenants. During the third quarter, 2001, the Company projected that it would not meet its EBITDA and interest coverage ratio covenants at the end of the quarter or in subsequent quarters. The Company sought an amendment of the covenants (and certain other technical amendments) from its lenders under the facilities. On November 19, 2001, the lenders agreed to the amendments and granted covenant relief for the period ended September 30, 2001.

As of September 30, 2001, the Company was in compliance with the amended covenants under the facilities. The Company does not currently project that, absent additional amendments to the covenants, it will remain in compliance for subsequent periods ending December 31, 2001 and March 31, June 30 and September 30, 2002. In the event that the Company is unable to comply with the covenants in future periods, such non-compliance would constitute an "Event of Default" under both of the facilities. Upon the occurrence and during the continuation of an Event of Default, the lenders under each facility, at the election of the holders of 66-2/3% of the total commitments under such facility (the "Required Lenders"), may, among other things, declare all obligations under such facility to be immediately due and payable. In addition, at the election of the Required Lenders under the revolving operating facility, the participants may cease advancing money or extending credit to the Company. If an acceleration of the indebtedness under either of the facilities occurred, the Company would also be in default under its indentures with respect to the unsecured payment-in-kind-notes described in Note 5(b) to the Consolidated Financial Statements.

The Company is in active discussions with the lenders (who also hold a significant portion of the Company's common stock) regarding possible additional amendments to the covenants. As discussed above, the lenders have granted amendments in March, May and November of 2001. The Company is also pursuing business and financial alternatives to assure greater financial stability to the Company. These include, but are not limited to, restructuring actions, sales of assets, and seeking other sources of funds. The outcome of such actions is uncertain. In the event that the Company is unable to remain in compliance with the covenants or effect an alternative solution, there could be substantial doubt as to the Company's ability to continue in existence as a going concern.

Because the Company is currently unable to project compliance with its covenants for 12 months, all balances under the credit facility and unsecured payment-in-kind notes have been classified as current liabilities as of September 30, 2001.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

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

10.3 Registration Rights Agreement, dated as of March 31, 2000, between the registrant and certain securities holders (incorporated by reference to Exhibit 99.3 to the registrant's Current Report on Form 8-K filed
          May 8, 2000).

10.4 Registration Rights Agreement, dated as of March 31, 2000, between the registrant and certain securities holders (incorporated by reference to Exhibit 99.4 to the registrant's Current Report on Form 8-K filed
          May 8, 2000).

10.5 Registration Rights Agreement, dated as of March 31, 2000, between the registrant and certain securities holders (incorporated by reference to Exhibit 99.5 to the registrant's Current Report on Form 8-K filed
          May 8, 2000).

10.6 Philip Services Corporation Performance Unit Bonus Plan (incorporated by reference to Exhibit 10.6 to the registrant's Quarterly Report on Form 10-Q filed August 14, 2001).

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

10.15     Philip Services Corporation Non-employee Directors Restricted Stock
          Plan (incorporated by reference to the registrant's Definitive Proxy
          Statement on Schedule 14A filed March 29, 2001).

10.16     Philip Services Corporation Officers' Stock-Based Bonus Plan
          (incorporated by reference to the registrant's Definitive Proxy
          Statement on Schedule 14A filed March 29, 2001).

10.17 Fourth amendment to Credit Agreement, dated as of November 19, 2001, between the registrant and various of its lenders, with Canadian
          Imperial Bank of Commerce acting as Administrative Agent.

10.18 Amendment Number Three, dated November 19, 2001, to Loan Agreement between the registrant and certain of its lenders, with Foothill capital Corporation acting as Arranger and Administrative Agent.


(b) No Reports on Form 8-K were filed during the fiscal quarter ended September 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 19, 2001          PHILIP SERVICES CORPORATION


                                   By: /s/ Anthony G. Fernandes
                                       ----------------------------------------
                                       Anthony G. Fernandes
                                       Chairman, President and Chief Executive
                                         Officer
                                       (Principal Executive Officer)


                                   By: /s/ Thomas P. O'Neill, Jr.
                                       ----------------------------------------
                                       Thomas P. O'Neill, Jr.
                                       Senior Vice President and Chief Financial
                                         Officer
                                       (Principal Financial Officer)

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

10.3 Registration Rights Agreement, dated as of March 31, 2000, between the registrant and certain securities holders (incorporated by reference to Exhibit 99.3 to the registrant's Current Report on Form 8-K filed
          May 8, 2000).

10.4 Registration Rights Agreement, dated as of March 31, 2000, between the registrant and certain securities holders (incorporated by reference to Exhibit 99.4 to the registrant's Current Report on Form 8-K filed
          May 8, 2000).

10.5 Registration Rights Agreement, dated as of March 31, 2000, between the registrant and certain securities holders (incorporated by reference to Exhibit 99.5 to the registrant's Current Report on Form 8-K filed
          May 8, 2000).

10.6 Philip Services Corporation Performance Unit Bonus Plan (incorporated by reference to Exhibit 10.6 to the registrant's Quarterly Report on Form 10-Q filed August 14, 2001).

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

10.15     Philip Services Corporation Non-employee Directors Restricted Stock
          Plan (incorporated by reference to the registrant's Definitive Proxy
          Statement on Schedule 14A filed March 29, 2001).

10.16     Philip Services Corporation Officers' Stock-Based Bonus Plan
          (incorporated by reference to the registrant's Definitive Proxy
          Statement on Schedule 14A filed March 29, 2001).

10.17 Fourth amendment to Credit Agreement, dated as of November 19, 2001, between the registrant and various of its lenders, with Canadian
          Imperial Bank of Commerce acting as Administrative Agent.

10.18 Amendment Number Three, dated November 19, 2001, to Loan Agreement between the registrant and certain of its lenders, with Foothill
          Capital Corporation acting as Arranger and Administrative Agent.