Form 10-K
period 2001-12-31
PHILIP SERVICES CORP/DE
filed 2002-04-15
CIK 1095701

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2001
                         Commission file number 0-30417

                             ---------------------

                          PHILIP SERVICES CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                   DELAWARE                                      98-0131394
(State or Other Jurisdiction of Incorporation     (I.R.S. Employer Identification Number)
               or Organization)
   9700 HIGGINS ROAD, SUITE 750, ROSEMONT,                         60018
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of shares of common stock on the Nasdaq Stock Market on April 11, 2002, was approximately $11,336,947 (assumes officers, directors and all stockholders beneficially owning 5% or more of the outstanding shares of Common Stock are affiliates).

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

     The number of shares of common stock of the Registrant outstanding on April 11, 2002 was 24,256,437.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX
                                  TO FORM 10-K

10-K PART AND ITEM NO.                                                  PAGE NO.
----------------------                                                  --------
                                     PART I
Item 1.    Business....................................................        1
Item 2.    Properties..................................................       13
Item 3.    Legal Proceedings...........................................       15
Item 4.    Submission of Matters to a Vote of Security Holders.........       16

                                    PART II
Item 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters.......................................       17
Item 6.    Selected Financial Data.....................................       18
Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................       19
Item 7A.   Quantitative and Qualitative Disclosure About Market Risk...       40
Item 8.    Financial Statements and Supplementary Data.................       41
Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure..................................       74

                                    PART III
Item 10.   Directors and Executive Officers of the Registrant..........       75
Item 11.   Executive Compensation......................................       78
Item 12.   Security Ownership of Certain Beneficial Owners and
             Management................................................       85
Item 13.   Certain Relationships and Related Transactions..............       86

                                    PART IV
Item 14.   Exhibits, Financial Statements Schedules and Reports on Form
             8-K.......................................................       87

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this document, the words "anticipate," "believe," "estimate," "expect" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Many factors could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements, including, among others, the risks discussed in
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and risks discussed from time to time in the Company's filings with the Securities and Exchange Commission and other regulatory authorities. Should one or more of these risks or uncertainties materialize, or should assumptions underlying the forward-looking statements prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. The Company does not assume any obligation to update these forward-looking statements.

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     Philip Services Corporation (together with its subsidiaries, "PSC" or the "Company") is an industrial and metals services company operating in three segments: (i) Industrial Outsourcing Group; (ii) Environmental Services Group; and (iii) Metals Services Group. PSC has approximately 10,000 full-time employees at over 150 locations across North America. The Company's operations are based primarily in the United States.

     The Industrial Outsourcing Group's operations include industrial cleaning and maintenance, mechanical services, piping and fabrication services, turnaround and outage services, electrical contracting and instrumentation, refractory, catalyst, decommissioning, and remediation services. The Industrial Outsourcing Group primarily services the refining, petrochemical, utilities, oil and gas, pulp and paper, and automotive industries.

     The Environmental Services Group provides commercial and industrial waste collection, recycling, processing and disposal, as well as laboratory analytical services, container and tank cleaning and emergency response services primarily to the manufacturing, automotive, chemical, paint and coatings, transportation, and aerospace industries, as well as to municipalities and consulting and engineering firms.

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

                      SPECIAL NOTE REGARDING RECENT EVENTS

     Certain material events have occurred since December 31, 2001, of which investors should be aware in considering the information contained in this Form 10-K.

Management Changes

     On March 31, 2002, Anthony G. Fernandes, Chairman, President and Chief Executive Officer, left the Company. In addition, Mr. Fernandes resigned as a member of the Board of Directors. The Board of Directors has determined at this time not to appoint a chief executive officer. Rather, the presidents of the three operating groups, Industrial Outsourcing, Environmental Services, and Metals Services, will exercise executive authority over their respective groups and report directly to the Board. The remaining corporate functions (such as chief financial officer and general counsel) will also report directly to the Board.

     The Company also announced that it would move its headquarters in suburban Chicago to Houston by the end of the second quarter of 2002.

Board of Directors Changes

     Subsequent to the departure of Mr. Fernandes, the Board, on April 12, 2002, elected Robert L. Knauss as Chairman. Mr. Knauss previously served as Chairman from April 7, 2000, when the Company emerged as a publicly held entity from the bankruptcy of its predecessor (see Item 1, Business, Information Regarding Oldco) until May 9, 2001, when Mr. Fernandes was elected.

     The departure of Mr. Fernandes left two vacancies on the Board. Peter Offermann previously resigned on February 1, 2002. The Board determined not to fill the vacancies and on April 12, 2002, reduced the number of directors constituting the entire Board to seven from nine.

Additional Financing

     The Company has two credit facilities, a $335.8 million term facility with an syndicate of lenders ("credit facility") and a revolving credit agreement ("revolving operating facility"). On April 12, 2002, the Company obtained additional financing under its revolving operating facility (see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations). The terms of the additional financing are complex, and the discussion that follows is only a summary. The amendment to the revolving operating facility is filed as an exhibit to this Form 10-K.

     The additional financing increases the maximum amount that may be borrowed under the revolving operating facility (exclusive of optional overadvances) to $195 million from $175 million. In addition, the revolving operating facility was amended to add a new Tranche Sub-B in the amount of $70 million. Because the defined borrowing base under Tranche Sub-B is more liberal than under Tranches A or B-Prime, and because a reserve of $25 million is not deducted from the borrowing base under Tranche Sub-B as it is under Tranches A and B-Prime, the net effect is to provide availability under Tranche Sub-B at times when there is no availability under Tranches A and B-Prime. Approximately $31 million was borrowed under Tranche Sub-B upon implementation to repay previous "overadvance" borrowings under Tranche A during the first quarter of 2002. Tranche Sub-B is a revolving facility, except that any payments of principal as a result of asset sales (other than in the ordinary course of business) automatically reduce the availability under Tranche Sub-B.

     The commitments under Tranche Sub-B have been provided by affiliates of Carl C. Icahn ($49 million) and affiliates of Stephen Feinberg ($21 million). Mr. Icahn and Mr. Feinberg and their affiliates are respectively the largest and second largest stockholders of the Company (see Item 12, Security Ownership of Certain Beneficial Owners and Management).

     Certain fees were incurred in connection with Tranche Sub-B and are detailed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. Among these fees is the issuance to the Tranche Sub-B lenders of 3,638,466 shares of the common stock of the Company, amounting to 15% of the outstanding common stock prior to the issuance, upon payment in cash of the par value of $0.01 per share. These shares were divided between the Icahn group and the Feinberg group in proportion to their respective commitments. Item 12, Security Ownership of Certain Beneficial Owners and Management, reflects pro forma the ownership of each group after the issuance. In connection with the issuance, the Icahn group and the Feinberg group have been granted two demand registration rights and an unlimited number of piggyback registration rights covering both the newly issued shares and all other shares held by these groups, as well as pre-emptive rights with respect to future issuances by the Company.

     The covenants under the revolving operating facility were amended to eliminate the interest coverage ratio, to waive the default under the EBITDA covenant for the period ended December 31, 2001, and to lower the EBITDA covenant requirement for periods ending March 31, June 30, September 30, and December 31, 2002.

     The revolving operating facility was also amended to extend the maturity date of the facility to April 8, 2003 from September 30, 2002.

     In addition to the foregoing changes, the revolving operating facility was further amended in a number of sections to facilitate certain transactions or to effect conforming changes. Investors are referred to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations herein and to the full text of the documents filed as exhibits to this Form 10-K.

     The Company's credit facility (see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations) and the intercreditor agreement among the Company's lenders were amended primarily to permit or facilitate the changes to the revolving operating facility. In addition, the interest coverage ratio under the credit facility was eliminated, the EBITDA covenant requirements reduced, and the default under the EBITDA covenant for the period ended December 31, 2002 waived.

INFORMATION REGARDING OLDCO

     This Form 10-K contains information relating to Philip Services Corporation and its subsidiaries, which has been prepared by management, and Philip Services Corp. ("Oldco"), an Ontario company, and its subsidiaries (Oldco and its subsidiaries being referred to collectively as the "Predecessor Company"), which has been compiled by management of PSC. On April 7, 2000, Oldco and certain of its Canadian subsidiaries transferred substantially all of their assets and liabilities (except for liabilities subject to compromise) to the Company at fair value. The liabilities subject to compromise of $726.5 million were retained by Oldco and certain of its Canadian subsidiaries. As a result, Oldco remains insolvent. Management of PSC has determined that certain consolidated financial and other information concerning the Predecessor Company may be of limited interest to the stockholders of the Company and has therefore included such information in this document. The consolidated financial information concerning the Predecessor Company does not reflect the effects of the application of fresh start reporting. Readers should, therefore, review this material with caution and not rely on the information concerning the Predecessor Company as being indicative of future results for the Company or providing an accurate comparison of financial performance.

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

     On November 26, 1999, the Canadian Court sanctioned the Plan of Compromise and Arrangement (as amended and supplemented, the "Canadian Plan"), and on November 30, 1999, the U.S. Court confirmed the Joint Plan of Reorganization (as amended, the "U.S. Plan"). The Canadian Plan and the U.S. Plan were further amended during March 2000 (collectively, the "Plan") and became effective, as amended, on April 7, 2000. Under the Plan, the Company emerged from bankruptcy protection as a new public entity.

     Under the Plan, syndicated debt of Oldco of $1 billion was converted into $250 million of senior secured debt, $100 million of convertible secured payment-in-kind debt and 91% of the shares of common stock of the Company. The senior secured debt was reduced to $235.8 million on plan implementation due to repayment of $14.2 million from proceeds of asset sales. The secured payment-in-kind debt is convertible into 25% of the shares of common stock of the Company, calculated on a fully diluted basis, as of the effective date of the Plan. The Plan also provided for the conversion of certain specified impaired unsecured claims into $60 million of unsecured payment-in-kind notes and 5% of the shares of common stock of the Company as of the effective date of the Plan. The Plan allowed certain holders of unsecured claims to receive $1.50 in face amount of unsecured convertible notes in exchange for every $1.00 in unsecured payment-in-kind notes that such holder would have received under the Plan. The aggregate amount of unsecured convertible notes issued was $17.5 million. The Company also issued 1.5% of its shares of common stock to Canadian and U.S. class action plaintiffs to settle all class action claims. Other potential equity claimants received 0.5% of the shares of common stock of the Company and the stockholders of Oldco received 2% of the shares of common stock of the Company.

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

Industrial Outsourcing Group

     The Industrial Outsourcing Group is an integrated provider of a broad range of industrial outsourcing services, with approximately 76 facilities and approximately 6,500 employees. The Group has a significant presence in the heavily industrialized regions of the Gulf Coast, West Coast, Northeast, Southeast and Northwest United States, and is headquartered in Sugar Land, Texas. See Note 21 to the Consolidated Financial Statements, included elsewhere herein, for the revenue, income (loss) from operations and total assets of the Industrial Outsourcing Group for the fiscal years ended December 31, 2001, 2000 and 1999.

     The Industrial Outsourcing Group primarily serves the refining, petrochemical, utilities, oil and gas, pulp and paper, and automotive industries, with the heaviest market penetration in the refining, petrochemical and utilities industries. Industrial Outsourcing services include industrial cleaning and maintenance, mechanical services, piping and fabrication services, turnaround and outage services, electrical contracting and instrumentation, refractory, catalyst, decommissioning and remediation services.

     Industrial cleaning and maintenance services include hydroblasting, gritblasting, air-moving and liquid vacuum services. Hydroblasting is performed using high-pressure pumps to remove hard deposits from surfaces such as heat exchangers, boilers, aboveground storage tanks and pipelines that may be unresponsive to other conventional cleaning techniques. Gritblasting utilizes both abrasive and non-abrasive media to clean surfaces on electrostatic precipitators and boilers and to increase process efficiency. Air-moving and liquid vacuuming removes and transport industrial wastes or salvageable materials contained in clients' tanks, containers or other process configurations. Other services include tank cleaning, waste reduction, remediation services, explosive deslagging and chemical cleaning.

     The Industrial Outsourcing Group's turnaround and outage services provide refineries, chemical and petrochemical facilities and power plants a single-source vendor to meet their requirements for large-scale, critical-path maintenance projects. The Group has the capability to conduct complex project planning and scheduling, and to coordinate the extensive workforce, vendors and technologies required for the maintenance, repair or replacement of process equipment, operating machinery and piping, valves, vessels and drums. These sophisticated maintenance programs play an important role in the continuous improvement of industrial process efficiencies. Other services provided include project management, planning and scheduling, decontamination, heat-exchanger maintenance, specialty welding, catalyst, refractory and corrosion prevention services and electrical contracting and instrumentation services. The Group employs a highly experienced and skilled labor force and technologies that reduce the downtime associated with turnaround and outage projects. These technologies also reduce the safety risks associated with confined space entry, heat exchanger extraction and cleaning.

Environmental Services Group (previously By-Products Services Group)

     The Environmental Services Group operations provide commercial and industrial by-product collection, processing and disposal, engineered fuel blending, solvent distillation, analytical services, container- and tank-cleaning services, on-site services, lab packing, household hazardous waste services and emergency response services to generators of hazardous wastes in the automotive, chemical, paint and coatings, transportation, manufacturing and aerospace industries, as well as to municipalities and consulting and engineering firms. The Group employs approximately 2,300 people at approximately 40 locations, with heavy concentration in the Northeast, Northwest, Midwest and Southeast United States and Southern Ontario, and is headquartered in Houston, Texas. See Note 21 to the Consolidated Financial Statements, included elsewhere herein, for the revenue, income (loss) from operations and total assets of the Environmental Services Group for the fiscal years ended December 31, 2001, 2000 and 1999.

     The Environmental Services Group applies customized process technologies to recover or create useable products from liquid and solid industrial by-products (primarily hazardous and non-hazardous chemical waste) and thereby reduces the quantity of materials destined for final disposal and the cost of that disposal. The Group also processes and stabilizes wastes for end disposal at third-party sites. The Group provides these services through on-site waste management programs at the clients' facility or through transportation and processing at one of the Company's fixed facilities. The Group also operates an engineered landfill in Stoney Creek, Ontario, which is licensed to receive non-hazardous commercial and industrial wastes.

     The Environmental Services Group recovers value from organic chemical waste either by processing by-products into an engineered fuel or by distilling spent solvents for reuse. Engineered fuels involve the blending of liquid and solid industrial by-products into a customized fuel for use in industrial furnaces, principally cement kilns. The Group also distills spent solvents through both simple and fractional methods with recovered solvents either returned to the generator or sold to the automotive aftermarket. Inorganic processing capabilities include the treatment of waste waters and cyanide residuals, and the recovery of metals from liquid wastes and sludges.

     The Environmental Services Group operates a network of environmental laboratories, primarily based in Canada, from which it provides analytical testing for its clients across North America. There is significant opportunity to cross-sell these analytical services to the Company's waste management clients and also to utilize these services to meet the Group's internal analytical testing requirements. The Group also provides emergency response services, including containment, clean-up, and disposal of material resulting from the inadvertent release of dangerous or hazardous materials, and wastes or spills of material that are unusual to the environment in quantity or quality.

     The Environmental Services Group provides container services, specializing in tanker truck, railcar, intermediate sea containers, and tote cleaning, repair and certification. Tank cleaning involves the removal of sludge and residual products from the interior of storage tanks to allow inspection, repair and/or product changeover. These services are either delivered on-site at the client's location or at one of the Group's fixed tank wash or intermodal bulk-container cleaning facilities. The Group also operates wastewater treatment facilities to manage wastes generated by these operations and three rail car cleaning facilities. PSC is one of the largest independent operators of container- and tank-cleaning facilities in North America.

Metals Services Group

     The Metals Services Group provides ferrous and non-ferrous scrap collection and processing services, brokerage and transportation and on-site mill services. The Group is one of the largest providers of ferrous scrap processing and brokerage services in North America. The Metal Services operations are concentrated in the Southeast United States, the Ohio-Pittsburgh corridor, and the Southern Great Lakes Basin, and employs approximately 1,100 people at approximately 37 locations. The Group provides services to North American steel companies and is headquartered in Cleveland, Ohio. See Note 21 to the Consolidated Financial Statements, included elsewhere herein, for the revenue, income (loss) from operations and total assets of the Metals Services Group for the fiscal years ended December 31, 2001, 2000 and 1999.

     The Metals Services Group is a major processor and broker of ferrous scrap to steel mills and foundries. In 2001, the Group processed over two million tons of scrap. Ferrous scrap is generated as a by-product of automotive stamping and fabrication and is also derived from post-consumer sources such as cars and refrigerators. It is processed by baling, separation or shredding during which time the material is graded and sorted. The primary consumers of ferrous scrap are the foundry industry and steel mills, which use ferrous scrap as a primary feedstock. The Group's operations are regionally concentrated close to industrial scrap producers and other suppliers and to local steel mills.

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

     The Group also operates a large brokerage business, which involves the purchase of scrap from generators and the sale and transportation of the scrap to the Company's steel mill and foundry customers to meet their raw material requirements. In 2001, the Company brokered approximately three million tons of scrap.

     The Metals Services Group provides a broad range of services to steel mills. These services include on-site services such as scrap inventory management, pit cleaning and charge preparation, by-product management that includes slag management and oil recovery, and processing and distribution, which comprises a specialized galvanized steel coil distribution and slitting operation.

     The Group also collects and processes non-ferrous scrap, including copper and aluminum, for sale to industrial consumers. The scrap is either purchased from industrial generators or small retail accounts or recovered from the Group's ferrous scrap operations.

     The Metals Services Group also provides demolition services, which involve the removal of process equipment, buildings and structures and the recovery of ferrous and non-ferrous materials for reuse.

     Weak market conditions in the steel industry as well as depressed pricing and demand for ferrous scrap continue to have a negative impact on revenue and profitability in this business. In the fourth quarter of 2000 and during 2001, five major customers of the Group filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Throughout 2001, scrap prices were severely depressed. Although the Company aggressively seeks to lower its purchase costs, margins have narrowed and brokerage volumes have declined. The Company is responding by managing its inventory, as well as reducing costs and consolidating its operations so that they operate more efficiently.

BACKLOG

     Revenue backlog for the Industrial Outsourcing Group was $133.9 million as at December 31, 2001 with all of the work anticipated to be completed in 2002. While backlog can be an indication of expected future revenues, backlog is subject to revisions from time to time due to cancellations, modifications and changes in the scope of projects or their design and construction schedules. There can be no assurance whether or when backlog will be realized as revenue. While the Environmental Services Group and the Metals Services Group have alliances with customers, they do not have contracts for committed volumes or fixed price arrangements and, therefore, do not have any revenue backlog.

IMPACT OF INFLATION, ECONOMIC CONDITIONS AND SEASONALITY

     All of the Company's operating groups are impacted by seasonal demands for their services. Large maintenance projects handled by the Industrial Outsourcing Group, including turnaround and outage services in the refining, petrochemical and utilities industries, are primarily scheduled in the spring and fall, which are lower demand periods in these industries. The Environmental Services Group is impacted by inclement weather during the winter months, primarily in the Northeast. The Metals Services Group is impacted by traditional steel industry shutdowns in the summer months and December.

     Moreover, a general economic slowdown results in the Company experiencing lower levels of activity and demand for its services in all business segments. In particular, the Metals Services Group is currently negatively affected by a downturn in the automotive industry, the general slowdown of the economy, reduced steel production and soft pricing for ferrous and non-ferrous scrap.

PROPRIETARY TECHNOLOGY

     The Company possesses a body of patented and unpatented technology that it uses in its business. However, proprietary technology is not a driving force for the Company, and the Company has no research and development capability.

     The Industrial Outsourcing Group is the primary user of proprietary technologies. These include Fast Draw(R), a remote control heat exchanger bundle extraction technology; Fast Clean(TM), a semi-robotic heat exchanger bundle cleaning process; and Life Guard(TM), a technology for decontaminating hydrocarbons in refinery towers and vessels to reduce potential health and safety impacts during cleaning and maintenance activities.

     The Metals Services Group applies processing technologies to obtain better yields from ferrous scrap, as well as produce a higher-quality and higher-density product to meet the melt requirements of its steel mill clients.

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

     The following table outlines certain of the Company's proprietary technologies:

TECHNOLOGY                          APPLICATION                            INDUSTRY SERVED
----------                          -----------                            ---------------
Fast Draw(R).....................   Remote control extraction of           Petrochemical, hydrocarbon
                                      heat exchanger bundles                 processing

Fast Clean(TM)...................   Semi-robotic cleaning of               Petrochemical, hydrocarbon
                                      heat exchanger bundles                 processing

Life Guard(TM)...................   Decontamination of hydrocarbons        Petrochemical, hydrocarbon
                                      in refinery towers and vessels         processing

WeldSmart(TM)....................   Welding, heat treatment                All welding applications

SALES AND MARKETING

     The Company's sales and marketing objective is to establish long-term relationships with its clients and develop a thorough understanding of their businesses to create value for clients by providing differentiated products and services. Through these relationships, the Company works with its clients to maximize their process efficiencies, reduce down time and health, safety and environmental risks, and minimize waste destined for end-disposal. The Company believes that its ability to offer a broad range of integrated services across North America provides a competitive advantage with respect to large companies that are consolidating vendors and seeking to develop broad-based relationships with preferred suppliers.

Industrial Outsourcing Group

     The Industrial Outsourcing Group places less emphasis on traditional sales approaches to capture new clients and more on cross-selling a broad range of services to its existing large industrial client base. The Company has established a substantial base of clients crossing key industrial sectors. The Company identifies opportunities to package additional services with services it is already providing these clients. This process is carried out by sales and operating personnel who have relationships with these clients. To support many of its industrial services contracts, PSC dedicates on-site personnel at some clients' facilities to manage the relationship. These on-site personnel have an opportunity to assess client needs and offer additional services provided by the Company. PSC seeks to enter into master service agreements with large clients to establish the Company as an approved national vendor. Master service agreements are a primary vehicle for large companies to reduce the number of suppliers and control costs while concurrently establishing high standards of service delivery.

Environmental Services Group

     The Environmental Services Group relies heavily on small to mid-size accounts and employs a sales force that relies on more traditional marketing methods to broaden its customer base. The Group participates in competitive bidding processes to obtain contracts granted by municipalities, local governments or private enterprise for services such as analytical services and household hazardous waste management. Contracts are generally awarded on the basis of sealed bids submitted by interested bidders, and competition for these contracts is generally intense.

Metals Services Group

     The Metals Services Group employs account representatives within its brokerage business, who are responsible for purchasing scrap from commercial and industrial generators and selling the scrap to end-users, principally steel mills. The Group has established relationships with scrap generators as well as end users. The market for the Group's services is narrow and largely relationship oriented and geographically based. The Group's account representatives and location managers are principally responsible for managing and growing client relationships.

COMPETITION

     The industrial and metal services industries are highly competitive and require substantial capital resources. Competition is both national and regional in nature, and the level of competition faced by the Company in its various lines of business is significant. Potential customers of the Company typically evaluate a number of criteria, including price, service, reliability, safety, prior experience, financial capability and liability management. The Company believes its primary competitive strengths are: (i) a broad range of integrated industrial services, (ii) broad geographic capabilities, and (iii) skilled and experienced employees. The Company competes with a variety of companies that may be larger in particular business lines in which the Company operates. The Company seeks to enhance its competitive position by increasing the efficiency of its operations through economies of scale and increased recovery rates, thereby lowering its costs, which increases margin and gives it pricing flexibility. The Company also accompanies its product sales with a broad range of services or vertically integrates its operations to provide multiple services to its customers at their plant locations. The Company's competitive position has been damaged by market concerns about its financial condition over the past 12 months.

     Each operating group provides outsourcing services that, while non-core to its customers' primary business activities, are critical to their operations. The Company's customers are seeking to improve competitiveness by focusing on their core businesses, reducing costs and accessing specialized technologies and expertise through more effective vendor relationships. Three key trends that the Company believes have developed as a result are: (i) increased outsourcing of non-core services; (ii) a reduction in the number of vendors from which outsourced services are purchased; and (iii) a trend towards longer-term and broader-based vendor alliances. The Company believes that its operations are positioned to benefit from these trends.

     Many non-core activities can be performed on a more cost-effective basis by specialized industrial service providers that can deliver multiple services from a single source across several plant locations. By reducing the number of vendors from which outsourced activities are purchased, and acquiring services from those suppliers that can provide an integrated service solution on a broad geographic basis, customers can lower administrative costs, reduce management overhead and increase supplier accountability.

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

Industrial Outsourcing Group

     The Industrial Outsourcing Group competes with numerous local, regional and national companies of varying sizes, some of which have greater financial resources and flexibility than the Company. Competition for industrial outsourcing services is based primarily on unit prices, productivity, safety, innovative approaches and quality of service. The Industrial Outsourcing Group competes by providing cost-effective service differentiated by a highly experienced work force with specialized skills in the application of technologies, by integrating and offering multiple services on a broad geographic basis, and by focusing on continuous improvement in its health and safety record.

Environmental Services Group

     The hazardous waste management industry, which provides disposal services, including incineration and hazardous waste landfills, significantly competes with the Environmental Services Group for by-product waste streams by providing price-competitive disposal alternatives to a number of the Group's waste management and by-products recovery services. The Group competes by developing and employing innovative technologies that minimize on-site waste generation for its clients, maximizing the value of, and reuse opportunities for, the industrial by-products, and servicing small quantity generators, where there is strong demand for the Group's by-products collection and management services.

     Due to the Group's broad base of collection and treatment facilities, it primarily concentrates on servicing the small to mid-size waste generator market. The Group's network of waste processing and by-product recovery facilities enables it to provide its clients with a competitive alternative to conventional disposal. As the Company does not own any hazardous waste end-disposal facilities, the Group depends on obtaining competitive rates from these facilities in order to provide its clients with competitive waste-management services. This lack of proprietary end-disposal capacity is a competitive limitation for the Group.

Metals Services Group

     The primary competitors of the Metals Services Group on the purchase side are other scrap processors in regions where the Group operates. Competition is primarily for access to scrap, which may become more intense during times of scrap scarcity. Availability depends upon the level of economic activity in the industries from which the Group acquires its scrap. The Group believes that its longstanding relationship with generators of metal-bearing scrap provides it with a stable source of supply. In its scrap processing and brokerage operations, the Group competes for access to scrap with large regional operators as well as numerous smaller operators. On the sale side, scrap prices tend to respond to worldwide supply and demand from steel mill customers and, therefore, can be highly volatile. The Metals Services Group competes by offering a secure supply of high-quality scrap that is processed according to customer specifications, and by providing a range of additional on-site mill services.

GOVERNMENT REGULATION

     The Company is subject to significant government regulation, including stringent environmental laws and regulations. Among other things, these laws and regulations impose requirements to control discharges to the air, soil and surface and subsurface waters. The Company is also subject to regulations regarding health, safety, zoning, land use and the handling and transportation of industrial by-products and waste materials. This regulatory framework imposes considerable compliance burdens and costs on the Company. See "Capital Expenditures" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of the Company's estimated capital expenditures in relation to environmental compliance matters. Notwithstanding the burdens of this compliance, the Company believes that its business prospects are enhanced by the enforcement of environmental laws and regulations by government agencies.

     Applicable federal and state or provincial laws and regulations regulate many aspects of the industrial and metal services industries. Laws and regulations typically provide operating standards for treatment, storage, management and disposal of waste and set limits on the release of contaminants into the environment. Such laws and regulations, among other things, (i) regulate the nature of the industrial by-products and wastes that the Company can accept for processing at its treatment, storage and disposal facilities, the nature of the treatment it can provide at such facilities and the location and expansion of such facilities, (ii) impose liability for remediation and clean-up of environmental contamination, including spills or releases of certain industrial by-products and waste materials resulting from shipping of waste off-site or past and present operations at the Company's facilities, and (iii) may require financial assurance that funds will be available for the clean-up and remediation or the closure and, in some cases, post-closure care of sites. Such laws and regulations also require manifests to be completed and delivered in connection with any shipment of prescribed materials so that the movement and disposal of such material can be traced and the persons responsible for any mishandling of such material identified.

     This regulatory process also requires the Company to obtain and retain numerous governmental approvals, licenses and permits to conduct its operations. In addition, because a portion of the Company's business consists of the transportation of wastes, including hazardous wastes, the Company is subject to United States Department of Transportation and other regulations requiring certain licensing, permits and other government approvals. Operating permits need to be renewed periodically and may be subject to revocation, modification, denial or non-renewal for various reasons, including the failure of the Company to satisfy regulatory concerns. Adverse decisions by governmental authorities on permit applications submitted by the Company may result in abandonment or delay of projects, premature closure of facilities or restriction of operations, all of which could have a material adverse effect on the Company's financial condition.

     Federal, state, provincial, local and foreign governments have also from time to time proposed or adopted other types of laws, regulations or initiatives with respect to the industrial and metal services industry. Included are laws, regulations and initiatives to ban or restrict the shipment of wastes, impose higher taxes on out-of-state waste shipments than in-state shipments, and reclassify certain categories of non-hazardous wastes as hazardous. Certain state and local governments have promulgated "flow control" regulations that attempt to require that all waste generated within the state or local jurisdiction must go to certain disposal sites. Due to the complexity of regulation of the industry and to public pressure, implementation of existing or future laws, regulations or initiatives by different levels of governments may be inconsistent and are difficult to foresee.

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

     Environmental laws and regulations impose strict operational requirements on the performance of certain aspects of hazardous substances remedial work. These requirements specify complex methods for identification, storage, treatment and disposal of waste materials managed during a project. Failure to meet these requirements could result in termination of contracts, substantial fines and other expenses.

     In the event that administrative actions fail to cure the perceived problem, or where the relevant regulatory agency so desires, an injunction or temporary restraining order or damages may be sought in a court proceeding. In addition, public interest groups, local citizens, local municipalities and other persons or organizations may have a right to seek relief from a court for purported violations of law. In some jurisdictions recourse to the courts for individuals under common law principles such as nuisance have been or may be enhanced by legislation providing members of the public with statutory rights of action to protect the environment. In such cases, even if an industrial by-products or waste materials treatment, storage or disposal facility is operated in full compliance with applicable laws and regulations, local citizens and other persons and organizations may seek compensation for damages caused by the operation of the facility.

     The industrial and metal services industries in North America have become subject to extensive and evolving regulation. The Company makes a continuing effort to anticipate relevant material regulatory, political and legal developments, but it cannot predict the extent to which any future legislation or regulation may affect its operations. The Company believes that with heightened legal, political and citizen awareness and concerns, companies in the industrial and metal services industries may from time to time incur fines and penalties and will be faced, in the normal course of business, with the need to expend funds for capital projects, remedial work and operating activities, such as environmental contamination monitoring, and related activities. Regulatory or technological developments relating to the environment may require companies engaged in the industrial and metal services industries to modify, supplement or replace equipment and facilities at costs that may be substantial. Because the businesses in which the Company is engaged are intrinsically connected with the protection of the environment and the potential discharge of materials into the environment, a portion of the Company's capital expenditures is expected to relate, directly or indirectly, to such equipment and facilities. Moreover, it is possible that future developments, such as increasingly strict environmental laws and regulations, and enforcement policies thereunder, could affect the manner in which the Company operates its projects and conducts its business, including the handling, processing or disposal of the industrial by-products and waste materials generated thereby.

Hazardous Substances Liability

     United States laws and state common law may impose liability on the present or former owners or operators of facilities that release hazardous substances into the environment. Furthermore, companies may be required by law to provide financial assurances for operating facilities in order to ensure their performance complies with applicable laws and regulations. Similar liability may be imposed upon the generators and transporters of wastes that contain hazardous substances. All such persons may be liable for waste-site investigation costs, waste-site clean-up costs and natural resource damages, regardless of fault, the exercise of due care or compliance with relevant laws and regulations. Such costs and damages can be substantial.

     Statutory liability stems primarily from the Comprehensive Environmental Response Compensation and Liability Act of 1980 ("CERCLA") and its state equivalents (collectively, "Superfund") and the Resource Conservation and Recovery Act of 1976 ("RCRA") and similar state statutes. CERCLA imposes joint and several liability for the costs of remediation and natural resource damages on the owner or operator of a facility from which there is a release or a threat of a release of a hazardous substance into the environment and on the generators and transporters of those hazardous substances. Under RCRA and equivalent state laws, regulatory authorities may require, pursuant to administrative order or as a condition of an operating permit, that the owner or operator of a regulated facility take corrective action with respect to contamination resulting from past or present operations. Such laws also require that the owner or operator of regulated facilities provide assurance that funds will be available for the closure and, in some cases, post-closure care of its facilities. The Company is exposed to potential liability under RCRA, CERCLA and their state-law equivalents resulting from the handling and transportation of such wastes and for alleged environmental damage associated with past, present and future waste-disposal practices. There may also be common law liability for personal injury caused by hazardous substances. The Company may face similar potential liability in other countries in which it operates.

     The Company is aware that hazardous substances are present in some of the landfills and transfer, storage-processing and disposal facilities used by it. Certain of these sites have experienced environmental problems, and clean-up and remediation is required. The Company has grown in the past by acquiring other businesses. As a result, the Company has acquired, or may in the future acquire, landfills and other transfer and processing sites that contain hazardous substances or that have other potential environmental problems and related liabilities, and may acquire businesses that in the future incur substantial liabilities arising out of their respective past practices, including past disposal practices.

     Certain of PSC's metals facilities and its transfer, storage, processing and disposal facilities are environmentally impaired as a result of operating practices at the sites, and remediation will be required at a substantial cost. Investigations of these sites have characterized to varying degrees the nature and extent of the contamination. PSC, in conjunction with environmental regulatory agencies, has in some instances commenced remediation of the sites in accordance with approved corrective action plans pursuant to permits or other agreements with regulatory authorities. The Company has established procedures to periodically evaluate these sites, giving consideration to the nature and extent of the contamination. Estimated remediation costs, for individual sites and in the aggregate, are substantial. While the Company maintains reserves for these matters based upon cost estimates, there can be no assurance that the ultimate cost and expense of corrective action will not exceed such reserves and have a material adverse impact on the Company's operations or financial condition.

     The Company is required under certain U.S. and Canadian laws and regulations to demonstrate financial responsibility for possible bodily injury and property damage to third parties caused by both sudden and non-sudden occurrences. The Company is also required to provide financial assurance that funds will be available when needed for closure and post-closure care at certain of its treatment, storage and disposal facilities, the costs of which could be substantial. Such laws and regulations allow the financial assurance requirements to be satisfied by various means, including letters of credit, surety bonds, trust funds, a financial (net worth) test and a guarantee by a parent company. In the United States, a company must pay the closure costs for a waste treatment, storage or disposal facility owned by it upon the closure of the facility and thereafter, in some cases, pay post-closure care costs. There can be no certainty that these costs will not materially exceed the amounts provided pursuant to financial assurance requirements. In addition, if such a facility is closed prior to its originally anticipated time, it is unlikely that sufficient funds will have been accrued over the life of the facility to fund such costs, and the owner of the facility could suffer a material adverse impact as a result. Consequently, it may be difficult to close such facilities to reduce operating costs at times when, as is currently the case in the hazardous waste services industry, excess treatment, storage or disposal capacity exists. See Item 3, Legal Proceedings, for discussion of legal proceedings against some of the Company's subsidiaries in connection with superfund laws.

     Estimates of the Company's liability for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions and are inherently difficult, and the ultimate outcome may differ from current estimates. As additional information becomes available, estimates are adjusted. It is possible that technological, regulatory or enforcement developments, the results of environmental studies or other factors could alter estimates and necessitate the recording of additional liabilities, which could be material. Moreover, because PSC has disposed of waste materials at numerous third-party disposal facilities, it is possible that PSC will be identified as a potentially responsible party at additional sites. The impact of such future events cannot be estimated at the current time.

     The Company may also be required to indemnify clients who incur liability in connection with the foregoing pursuant to the terms of contracts between such clients and the subsidiaries involved.

EMPLOYEES

     At December 31, 2001, PSC employed approximately 10,000 full-time employees, of whom approximately 1,000 are unionized. Of the total employees, approximately 6,500 work in the Industrial Outsourcing Group, approximately 2,300 work in the Environmental Services Group, approximately 1,100 work in the Metals Services Group, and approximately 100 work in shared services/corporate.

ITEM 2.  PROPERTIES

     The Company currently operates from over 150 locations primarily in North America. The Company believes that most of its primary existing facilities are effectively utilized, well maintained and in good condition. The Company continues to divest itself of unneeded or underutilized properties. The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available as required.

     The Company's corporate headquarters are located in Rosemont, Illinois and comprise leased premises of 10,477 square feet.

     The following is a list of the principal sites from which the Company conducts its operations. Unless otherwise indicated, all of the listed sites are held in fee by PSC or a wholly owned subsidiary, subject to the security interests of the Company's lenders under the credit facility and the revolving operating facility described elsewhere herein.

                          INDUSTRIAL OUTSOURCING GROUP

OWNER                                  LOCATION                   NATURE OF SERVICES PROVIDED(1)
-----                                  --------                   ------------------------------
PSC Industrial Outsourcing, Inc......  Benicia, California        service depot
                                       Deerpark, Texas            service depot(2)
                                       Reserve, Louisiana         service depot(2)
                                       Houston, Texas             service depot
                                       Los Angeles, California    service depot
                                       Toledo, Ohio               service depot
                                       Sand Springs, Oklahoma     service depot

                          ENVIRONMENTAL SERVICES GROUP

OWNER                                  LOCATION                   NATURE OF SERVICES PROVIDED(1)
-----                                  --------                   ------------------------------
Burlington Environmental, Inc........  Kansas City, Missouri      by-products collection, processing and transfer
                                       Seattle, Washington        by-products collection, processing and transfer
                                       Kent, Washington           by-products collection, processing and transfer
                                       Tacoma, Washington         by-products collection, processing and transfer
Nortru, Inc..........................  Detroit, Michigan          by-products collection, processing and transfer
Cousins Waste Control Corporation....  Toledo, Ohio               by-products industrial services contracting
Northland Environmental, Inc.........  Providence, Rhode Island   by-products collection, processing and transfer
Republic Environmental Systems
  (Pennsylvania), Inc................  Hatfield, Pennsylvania     by-products collection, processing and transfer
Philip Reclamation Services, Houston,
  Inc................................  Houston, Texas             by-products collection, processing and transfer
Philip Services Inc..................  Etobicoke, Ontario         by-products decommissioning service(2)

                             METALS SERVICES GROUP

OWNER                                 LOCATION                     NATURE OF SERVICES PROVIDED(1)
-----                                 --------                     ------------------------------
PSC Metals, Inc.....................  Burns Harbor, Indiana        metals collection, processing and transfer(2)
                                      St. Louis, Missouri          metals collection, processing and transfer
                                      Beaver Falls, Pennsylvania   metals collection, processing and transfer
                                      Nashville, Tennessee         metals collection, processing and transfer
                                      Memphis, Tennessee           metals collection, processing and transfer(2)
                                      Chattanooga, Tennessee       metals collection, processing and transfer
                                      Harriman, Tennessee          metals collection, processing and transfer
                                      Knoxville, Tennessee         metals collection, processing and transfer(2)
                                      Cleveland, Ohio              metals collection, processing and transfer(2)
                                      Canton, Ohio                 metals collection, processing and transfer(2)
                                      Mansfield, Ohio              metals collection, processing and transfer
                                      Birmingham, Alabama          metals collection, processing and transfer(2)
Philip Metals Recovery (USA),
  Inc...............................  Painesville, Ohio            metals collection, processing and transfer(2)
Philip Services Inc.................  Hamilton, Ontario            metals collection, processing and transfer

(1) A number of the Company's subsidiaries operate sites that provide services in more than one category.

(2) Leased facility.

ITEM 3.  LEGAL PROCEEDINGS

     In October 1999, Exxon Corporation ("Exxon") commenced an action in the District Court, Harris County, Texas against International Catalyst, Inc. ("INCAT"), an indirect wholly owned subsidiary of the Company, for damages of $32.1 million arising from certain work conducted by INCAT at Exxon's Baytown, Texas chemical plant. Exxon alleges that INCAT was responsible for the purchase and installation in 1996 of improper gasket materials in the internal bed piping flange joints of the Baytown plant, which caused damages to the facility and consequential losses arising from the shutdown of the plant while repairs were made. Primary and excess insurers of the Company have issued reservations of rights letters. The second excess layer carrier has filed a motion for summary judgment on the issue of denial of coverage, and the first excess layer carrier has joined in that motion. An agreement in principle to settle this litigation was reached during April, 2002. If the settlement is approved by all interested parties, the Company's liability will be covered by insurance, except for a small deductible.

     On September 13, 1999, a lawsuit was filed in state court in Ohio (Ashtabula County), alleging injury to 130 named plaintiffs resulting from evacuation due to a fire and shelter-in-place orders with respect to a sodium filter at an RMI Titanium Company ("RMI") plant in Ashtabula, Ohio. The plaintiffs alleged negligence on the part of RMI and the Company in the removal of sodium from the filter on RMI's premises. Plaintiffs sought actual and punitive damages and their attorneys applied for class action status to represent 500 people affected by the evacuation order and the approximately 4,500 people affected by the shelter-in-place orders. RMI demanded indemnification from PSC under the terms of the contract pursuant to which the work was performed. The Company has a significant retained liability before insurance coverage is triggered. The parties have reached a settlement in principle, which must be approved by the court after a fairness hearing in order to become effective. The Company has accrued for the amount of the settlement.

     In December 1998, the Company and other potentially liable parties ("PLPs") completed a remedial investigation of the Pasco Sanitary Landfill Site in the State of Washington and submitted a feasibility study to the Washington State Department of Ecology ("Ecology"). The seven-year plan outlined in the study is expected to be the final remedy to be followed by post-closure monitoring for approximately 30 years. The cost of cleanup is estimated to be in the range of $14-17 million. The Company's share of such costs cannot be determined at this time, but preliminary estimates indicate that the Company may be liable for more than 50% of such costs. The Company is pursuing insurance coverage to cover the Company's costs for the cleanup. The Company has reviewed the nature and extent of this issue as well as other of its liabilities with respect to other superfund sites and considered the number, connection and financial ability of other named and unnamed PLPs and the nature and estimated cost of the likely remedies. Based on its review, at December 31, 2001, the Company has accrued its estimate of the liability to remediate these sites at $17.8 million. If it is determined that more expensive remediation approaches may be required in the future, the Company could incur additional obligations that could be material.

     On March 22, 2000, the EPA filed a Complaint and Proposed Compliance Order against the Paint Services Group of Nortru, Inc. ("Nortru"), an indirect wholly owned subsidiary of the Company, relating to a multi-media inspection conducted by the EPA at all Nortru Detroit facilities in March and April 1999. Violations alleged included a failure to repair a crack in a secondary containment system and a failure to engage in proper monitoring of air emissions for certain equipment as required under regulations applicable to large-quantity generators of hazardous wastes. While Nortru has negotiated a settlement relating to this complaint that includes payment of a penalty of $53,718 and compliance with applicable regulations, the Company believes that the EPA is likely to file other complaints as a result of the 1999 inspections. The Company is unable to predict the nature or amount of its liability under such complaints if and when brought.

     On August 6, 2001, Burlington Environmental, Inc., was served with a Complaint and Compliance Order by the U.S. EPA and similar enforcement documents from the Washington Department of Ecology ("Ecology") assessing penalties in excess of $1.0 million relating to alleged non-compliance with regulations at three facilities in Washington State and a company laboratory located in Renton Washington. The Complaint alleged violations of and non-compliance with provisions of the facility RCRA permits and state and federal regulations relating to the operations at these facilities. The Company entered negotiations with the EPA that resulted in the filing of a Consent Agreement and Final Order ("CAFO") on January 17, 2002. Under the terms of the CAFO, the Company will pay a fine of approximately $136,000 in six installments over a six-month period and perform a Supplemental Environmental Project ("SEP") that includes the early closure of one of its Seattle-based RCRA facilities. The anticipated cost of closure and consolidation of operations at other regional facilities is approximately $2.1 million. Implementation of the SEP will take approximately two years depending upon the Company's ability to obtain the necessary state and local permits to perform the work. Concurrent with the EPA negotiations, the Company negotiated a settlement in principle with Ecology. Final terms have not been established.

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

     The following table sets forth for the fiscal periods indicated (based on the fiscal year ended December 31) the high and low sale prices per share of the Company's common stock as reported by Nasdaq.

                                                          PRICE RANGE OF
                                                              COMMON
                                                         STOCK -- NASDAQ
                                                         ----------------
                                                         HIGH        LOW
                                                         ----        ----
2000
Second quarter (from May 22).........................    7.00        6.00
Third quarter........................................    6.75        4.06
Fourth quarter.......................................    4.19        2.56
2001
First quarter........................................    4.50        2.75
Second quarter.......................................    3.81        2.60
Third quarter........................................    3.56        2.36
Fourth quarter.......................................    3.00        0.63

     On April 11, 2002, the last reported per share sale price on Nasdaq was $1.03. At April 11, 2002, there were 24,256,437 shares of common stock outstanding and held of record by approximately 1,200 stockholders.

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

RECENT SALES OF UNREGISTERED SECURITIES

     On May 5, 2000, the Company issued 41,946 shares of common stock to the then President and CEO of the Company for $249,998 in cash. Such shares were placed in reliance on Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

     On April 12, 2002, in connection with the mezzanine financing, the Company issued 3,638,466 shares of common stock to entities affiliated with Carl C. Icahn and Stephen Feinberg, upon payment in cash of the par value of $0.01 per share. Such shares were placed in reliance on Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

ITEM 6.  SELECTED FINANCIAL DATA

     Due to changes in the financial structure of the Company and the application of fresh start reporting as a result of the consummation of the Plan under the reorganization proceedings, the Consolidated Financial Statements of the Company issued subsequent to Plan implementation are not comparable with the Consolidated Financial Statements issued by the Predecessor Company. A black line has been drawn on the accompanying financial statements to separate and distinguish between the financial information that relates to Company and the financial information that relates to Predecessor Company. Financial information regarding the Predecessor Company has been compiled by the Company.

     The selected financial data should be read in conjunction with the accompanying Consolidated Financial Statements of the Company and the related notes thereto. Cash dividends were not paid during the periods set forth below. The basic and diluted earnings (loss) per share for the Predecessor Company have not been presented as they are not comparable to subsequent periods due to the Plan implementation and fresh start reporting. (In thousands of dollars, except EBITDA, share and per share amounts).

                                                                                           PREDECESSOR COMPANY
                                                                        ---------------------------------------------------------
                              TWELVE MONTHS ENDED   NINE MONTHS ENDED    THREE MONTHS             YEARS ENDED DECEMBER 31
                                 DECEMBER 31,         DECEMBER 31,      ENDED MARCH 31,   ---------------------------------------
                                     2001                 2000               2000            1999          1998          1997
                              -------------------   -----------------   ---------------   -----------   -----------   -----------
                                                                          (UNAUDITED)     (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
STATEMENT OF EARNINGS DATA:
Revenue.....................      $1,510,155           $1,156,107         $  480,386      $1,621,101    $2,409,677    $1,386,628
Operating expenses..........       1,323,268            1,007,119            415,045       1,452,050     2,117,917     1,140,093
Special charges.............          11,935               17,117                 --              --     1,109,877       135,466
Selling, general and
 administrative costs.......         168,250              112,086             41,092         188,217       298,354       113,893
Depreciation and
 amortization...............          44,139               34,914             12,436          53,786        97,229        54,386
                                  ----------           ----------         ----------      ----------    -----------   ----------
Income (loss) from
 operations.................         (37,437)             (15,129)            11,813         (72,952)   (1,213,700)      (57,210)
Interest expense............          39,457               29,126                952          52,774        76,432        35,787
Other (income) -- net.......            (760)              (5,195)            (9,598)         (3,772)       (1,648)      (14,334)
                                  ----------           ----------         ----------      ----------    -----------   ----------
Earnings (loss) from
 continuing operations
 before taxes and
 reorganization costs.......         (76,134)             (39,060)            20,459        (121,954)   (1,288,484)      (78,663)
Reorganization costs........              --                   --             20,607         164,205            --            --
Income taxes................           2,001                4,175                856          (5,616)       41,443       (17,638)
                                  ----------           ----------         ----------      ----------    -----------   ----------
(Loss) from continuing
 operations.................      $  (78,135)          $  (43,235)        $   (1,004)     $ (280,543)   $(1,329,927)  $  (61,025)
                                  ==========           ==========         ==========      ==========    ===========   ==========
Basic and diluted (loss) per
 share-continuing
 operations.................      $    (3.25)          $    (1.80)               n/a             n/a           n/a           n/a
Weighted average number of
 shares of common stock
 outstanding 000s...........          24,060               24,037                n/a             n/a           n/a           n/a
BALANCE SHEET DATA: (END OF
 PERIOD)
Working capital
 (deficiency)...............      $   92,905           $  174,702         $  233,995      $  236,254    $ (772,168)   $  364,739
Total assets................         639,403              722,549            867,755         861,579     1,098,857     2,650,641
Total debt including current
 maturities.................         354,213              347,270          1,152,036       1,153,653     1,097,546       983,398
Stockholders' equity
 (deficit)..................         (11,031)              70,582           (644,725)       (641,133)     (393,125)    1,216,941
OTHER DATA:
Depreciation and
 amortization...............          44,139               34,914             12,436          53,786        97,229        54,386
Additions to property, plant
 and equipment..............          47,017               41,197              8,403          29,313        59,053        62,366
EBITDA(1)...................            19.8                 64.5

(1) EBITDA is defined in the Company's credit facilities as consolidated net earnings (or loss) before interest expense, income taxes and depreciation expense and in addition excludes after-tax gains or losses from business or location closures, losses from the write-down of long-term assets and certain other defined special charges.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

INTRODUCTION

     PSC is an industrial and metals services company operating in three segments: (i) the Industrial Outsourcing Group; (ii) the Environmental Services Group; and (iii) the Metals Services Group. At December 31, 2001, PSC had approximately 10,000 full-time employees at over 140 locations primarily in North America. The Company's operations are based primarily in the United States. For geographical information, see Note 21 to the Consolidated Financial Statements.

     The Industrial Outsourcing Group's operations include industrial cleaning and maintenance, mechanical services, piping and fabrication services, turnaround and outage services, electrical contracting and instrumentation, refractory, catalyst, decommissioning, and remediation services. The Industrial Outsourcing Group primarily services the refining, petrochemical, utilities, oil and gas, pulp and paper, and automotive industries.

     The Environmental Services Group provides commercial and industrial waste collection, recycling, processing and disposal, as well as laboratory analytical services, container and tank cleaning and emergency response services primarily to the manufacturing, automotive, chemical, paint and coatings, transportation, and aerospace industries, as well as to municipalities and consulting and engineering firms.

     The Metals Services Group's operations include ferrous and non-ferrous scrap collection and processing services, brokerage, transportation and on-site mill services as well as end-processing and distribution of steel products. The Metals Services Group primarily services the steel, foundry, manufacturing and automotive industries.

     The Company earns revenue by providing industrial outsourcing services, from the sale of recovered metals, and from fees charged to customers for by-product transfer and processing, collection and disposal services. The Company receives by-products and, after processing, disposes of the residuals at a cost lower than the fees charged to its customers. Other sources of revenue include fees charged for environmental consulting and engineering and other services.

     The Company's operating expenses include direct labor, indirect labor, payroll-related taxes, benefits, fuel, maintenance and repairs of equipment and facilities, depreciation, insurance, property taxes, and accrual for future closure and remediation costs. Selling, general and administrative expenses include management salaries, clerical and administrative costs, provisions for bad debts, professional services and facility rentals, as well as costs related to the Company's marketing and sales force.

     The Consolidated Financial Statements herein contain information relating to Philip Services Corporation and its subsidiaries, which has been prepared by management, and information relating to the Predecessor Company, which has been compiled by management of PSC. On April 7, 2000, Oldco and certain of its Canadian subsidiaries transferred substantially all of their assets and liabilities (except for liabilities subject to compromise) to the Company at fair value. The liabilities subject to compromise of $726.5 million were retained by Oldco and certain of its Canadian subsidiaries. As a result, Oldco remains insolvent. For financial reporting purposes, the effective date of the reorganization was March 31, 2000. Management of PSC has determined that certain consolidated financial and other information of the Predecessor Company may be of limited interest to the stockholders of PSC and has therefore included such information in this document. The consolidated financial information of the Predecessor Company does not reflect the effects of the application of fresh start reporting. Readers should, therefore, review this material with caution and not rely on the information concerning the Predecessor Company as being indicative of future results for the Company or providing an accurate comparison of financial performance.

     The Company conducts substantially the same businesses as the Predecessor Company with the exception of the UK Metals business, which was sold on April 7, 2000.

CREDIT FACILITIES

     Under the credit facility and revolving operating facility ("facilities"), more fully described in Note 9 to the Consolidated Financial Statements, the Company is required to meet certain financial covenants. During 2001, the Company was negatively impacted by the general slowdown in the economy, poor conditions in the steel industry, the bankruptcy of major customers, and the events of September 11, among other matters. The Company was unable to meet its EBITDA (defined in the Company's credit facilities as consolidated net earnings (or loss) before interest expense, income taxes and depreciation expense and in addition excludes after-tax gains or losses from business or location closures, losses from the write-down of long-term assets and certain other defined special charges) and interest coverage (defined as the ratio of EBITDA to cash interest expense and certain credit facilities' fees minus any cash interest paid under the Company's debt instruments with respect to events resulting from a change of control) covenants and as a result sought relief in March 2001 and again in May 2001. In November 2001, additional amendments to the facilities were executed by the lenders, reducing the EBITDA and interest coverage requirements for the third quarter. Notwithstanding these amendments, the Company still was unable at September 30, 2001 to project continued covenant compliance for the following 12 months. Accordingly, issues of whether the Company was a going concern were raised, and balances under the facilities were classified as current.

     During the fourth quarter the Company was unable to obtain surety bonds from its providers at an acceptable cost, and the Company began to issue letters of credit in lieu of performance bonds. Letters of credit reduce availability under the revolving operating facility by the full face amount of the letter. This increase in letter of credit usage eventually reduced the availability of advances under the revolving operating facility to an amount inadequate to sustain day-to-day operations.

     During the first quarter of 2002, and pending agreement on permanent additional financing, the revolving operating facility was amended, utilizing the optional overadvance provisions, first by $11 million and then by an additional $20 million. Fees of $1 million and $2 million, respectively, were paid for these increases. These advances of $31 million were repaid when the mezzanine financing, described below, was put in place.

     On April 12, 2002, the revolving operating facility was amended to provide additional financing for the duration of the facility (hereinafter "mezzanine financing"). The amendments increase the maximum amount that may be borrowed under the revolving operating facility (exclusive of optional overadvances) to $195 million from $175 million. In addition, the revolving operating facility was amended to add a new Tranche Sub-B in the amount of $70 million. Because the defined borrowing base under Tranche Sub-B is more liberal than under Tranches A or B-Prime, and because a reserve of $25 million is not deducted from the borrowing base under Tranche Sub-B as it is under Tranches A and B-Prime, the net effect is to provide availability under Tranche Sub-B at times when there is no availability under Tranches A and B-Prime. Tranche Sub-B is a revolving facility, except that any payments of principal as a result of asset sales (other than in the ordinary course of business) automatically reduce the availability under Tranche Sub-B.

     The covenants under the revolving operating facility were amended to eliminate the interest coverage ratio, to waive the default under the EBITDA (defined in the Company's credit facilities as consolidated net earnings (or loss) before interest expense, income taxes and depreciation expense and in addition excludes after-tax gains or losses from business or location closures, losses from the write-down of long-term assets and other defined special charges) covenant for the period ended December 31, 2001, and to lower the EBITDA covenant requirement to approximately $4.6 million, $9.7 million, $14.8 million and $20.4 million for the cumulative year-to-date periods ending March 31, June 30, September 30, and December 31, 2002, respectively.

     The revolving operating facility was also amended to extend the maturity date of the facility to April 8, 2003 from September 30, 2002.

     In addition to the foregoing changes, the revolving credit facility was further amended in a number of sections to facilitate certain transactions or to effect conforming changes. Among these changes was a provision making it easier to enter into transactions with affiliates provided that the transaction in question is at least as fair to the Company as could be achieved in an arm's length negotiation.

     The commitments under Tranche Sub-B have been provided by affiliates of Carl C. Icahn ($49 million) and affiliates of Stephen Feinberg ($21 million). Mr. Icahn and Mr. Feinberg and their affiliates are respectively the largest and second largest stockholders of the Company (see Item 12, Security Ownership of Certain Beneficial Owners and Management).

     Certain fees were incurred in connection with Tranche Sub-B. Specifically, Tranche Sub-B lenders received an upfront fee of $6 million. The $2 million fee that was paid for the $20 million interim overadvance was credited against the $6 million fee for the mezzanine facility. Tranche Sub-B lenders will receive a fee of 2% per annum based on the unused portion of the Tranche Sub-B facility. There will also be a prepayment fee of 3% based upon a termination by the Company of any or all of Tranche Sub-B.

     In addition to those fees, the Company issued to the Tranche Sub-B lenders 3,638,466 shares of the common stock of the Company, amounting to 15% of the outstanding common stock prior to the issuance, upon payment in cash of the par value of $0.01 per share. These shares were divided between the Icahn group and the Feinberg group in proportion to their respective commitments. In connection with the issuance, the Icahn group and the Feinberg group have been granted two demand registration rights and an unlimited number of piggyback registration rights covering both the newly issues shares and all other shares held by these groups, as well as pre-emptive rights with respect to future issuances by the Company.

     A further fee of $1 million was paid to the lenders under the revolving operating facility for the amendment and for resetting the covenants. The administrative agent under the revolving operating facility, Foothill Capital Corporation, will receive $10,000 per month for administering Tranche Sub-B.

     Investors are referred to the full text of the documents filed as exhibits to this Form 10-K.

     The Company's credit facility and the intercreditor agreement among the Company's lenders were amended primarily to permit or facilitate the changes to the revolving operating facility. In addition, the interest coverage ratio under the credit facility was eliminated, the EBITDA covenant requirements reduced, and the default under the EBITDA covenant for the period ended December 31, 2001 waived.

     At December 31, 2001, the Company was in compliance with the amended covenants under the facilities. The Company projects it will remain in compliance for subsequent periods ending March 31, June 30, September 30 and December 31, 2002. As a result, the Company's credit facility debt has been reclassified as long-term. In the event that the Company is unable to comply with the covenants in future periods, such non-compliance would constitute an "Event of Default" under both of the facilities. Upon the occurrence and during the continuation of an Event of Default, the lenders under each facility, at the election of the holders of 66 2/3% of the total commitments under such facility (the "Required Lenders"), may, among other things, declare all obligations under such facility to be immediately due and payable. In addition, at the election of the Required Lenders under the revolving operating facility, the participants may cease advancing money or extending credit to the Company. If an acceleration of the indebtedness under either of the facilities occurred, the Company would also be in default under its indentures with respect to the unsecured payment-in-kind-notes described in Note 9(b) to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

     To facilitate a comparison of the Company's operating performance, the following discussion of results of operations compares the consolidated financial results for the year ended December 31, 2001, with the combined consolidated financial results for the twelve months ended December 31, 2000, which represents the consolidated financial results for the Predecessor Company for the three months ended March 31, 2000 and the consolidated results for the Company for the nine months ended December 31, 2000, and with the Predecessor Company's results of operations for the year ended December 31, 1999. Consequently, the prior year's information presented below does not comply with AICPA's Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code", which calls for separate reporting for the Company and the Predecessor Company.

     The following table presents, for the periods indicated, the results of operations and the percentage relationships that the various items in the Consolidated Statements of Earnings bear to the consolidated revenue from continuing operations. ($ in millions)

                                                       YEARS ENDED DECEMBER 31,
                                       --------------------------------------------------------
                                                                            PREDECESSOR COMPANY
                                            2001               2000                1999
                                       ---------------   ----------------   -------------------
                                                           (UNAUDITED)          (UNAUDITED)
Revenue.............................   $1,510.2   100%   $ 1,636.5   100%   $ 1,621.1     100%
Operating expenses..................    1,323.3    88%     1,422.2    87%     1,452.1      90%
Special charges.....................       11.9     1%        17.1     1%          --       --
Selling, general and administrative
  costs.............................      168.3    11%       153.2     9%       188.2      12%
Depreciation and amortization.......       44.1     3%        47.4     3%        53.8       3%
                                       --------   ----   ---------   ----   ---------     ----
(Loss) from operations..............      (37.4)   (2%)       (3.3)    --       (72.9)     (4%)
Interest expense....................       39.5     3%        30.1     2%        52.8       3%
Other (income) and expense-net......       (0.8)    --       (14.8)   (1%)       (3.8)      --
                                       --------   ----   ---------   ----   ---------     ----
(Loss) from continuing operations
  before tax and reorganization
  costs.............................      (76.1)   (5%)      (18.6)   (1%)     (121.9)     (8%)
Reorganization costs................         --     --        20.6     1%       164.2      10%
Income taxes........................        2.0     --         5.0     --        (5.6)      --
                                       --------   ----   ---------   ----   ---------     ----
Loss from continuing operations.....      (78.1)   (5%)      (44.2)   (3%)     (280.5)    (17%)
Cumulative effect of change in
  accounting principle..............         --     --          --     --        (1.5)      --
Discontinued operations net of
  tax...............................         --     --        (0.8)    --        29.4       2%
                                       --------   ----   ---------   ----   ---------     ----
Net (loss)..........................   $  (78.1)   (5%)  $   (45.0)   (3%)  $  (252.6)    (16%)
                                       ========   ====   =========   ====   =========     ====

EARNINGS FROM CONTINUING OPERATIONS

     For the year ended December 31, 2001, the Company had a loss from continuing operations of $78.1 million or $3.25 per share. This compares to a loss for the combined Company and Predecessor Company of $44.2 million from continuing operations for the year ended December 31, 2000 and a loss for the Predecessor Company from continuing operations of $280.5 million for the year ended December 31, 1999.

     The results of operations for the years ended December 31, 2001 and 2000 were impacted by special charges recorded amounting to $11.9 million and $17.1 million, respectively (see "Special charges" below). There were no special charges recorded in 1999. The results of operations for the years ended December 31, 2000 and 1999 were impacted by reorganization costs amounting to $20.6 million and $164.2 million, respectively (see "Reorganization costs" below). Excluding these special charges and reorganization costs, the results from continuing operations were a loss of $66.2 million or $2.75 per share for the year ended December 31, 2001, a loss of $6.5 million for the year ended December 31, 2000 and a loss of $116.3 million for the year ended December 31, 1999.

OPERATING RESULTS

     The operating results reflect the following: ($ in millions)

                                                        YEAR ENDED DECEMBER 31, 2001
                                      -----------------------------------------------------------------
                                                                                  SHARED
                                      INDUSTRIAL    ENVIRONMENTAL    METALS     SERVICES &
                                      OUTSOURCING     SERVICES      SERVICES   ELIMINATIONS     TOTAL
                                      -----------   -------------   --------   ------------   ---------
Revenue............................     $ 698.9        $281.1       $  530.2     $    --      $ 1,510.2
Income (loss) from operations......        23.9          15.2          (19.8)      (56.7)         (37.4)
Income (loss) from operations
  before special charges...........        23.9          18.5          (18.1)      (49.8)         (25.5)

                                                        YEAR ENDED DECEMBER 31, 2000
                                      -----------------------------------------------------------------
                                                                                  SHARED
                                      INDUSTRIAL    ENVIRONMENTAL    METALS     SERVICES &
                                      OUTSOURCING     SERVICES      SERVICES   ELIMINATIONS     TOTAL
                                      -----------   -------------   --------   ------------   ---------
                                                                 (UNAUDITED)
Revenue............................     $ 682.9        $274.0       $  679.6     $    --      $ 1,636.5
Income (loss) from operations......        25.0          11.8           13.3       (53.4)          (3.3)
Income from operations before
  special charges..................        32.0          13.0           13.3       (44.5)          13.8

                                                        YEAR ENDED DECEMBER 31, 1999
                                      -----------------------------------------------------------------
                                                                                  SHARED
                                      INDUSTRIAL    ENVIRONMENTAL    METALS     SERVICES &
                                      OUTSOURCING     SERVICES      SERVICES   ELIMINATIONS     TOTAL
                                      -----------   -------------   --------   ------------   ---------
                                                                 (UNAUDITED)
Revenue............................     $ 646.0        $266.1       $  709.0     $    --      $ 1,621.1
Income (loss) from operations......       (13.6)          4.2            2.5       (66.1)         (73.0)

Industrial Outsourcing Group

     Revenue from the Industrial Outsourcing Group increased by $16.0 million for the year ended December 31, 2001 when compared to the prior year. This increase was due to strong demand for the Company's services during the first half of the year, partially offset by the general economic slowdown during the second half, particularly customers deferring projects following the events of September 11. In addition, during 2001, various European operations were closed or sold that had $7.5 million and $11.4 million of revenue in 2001 and 2000, respectively. Revenue increased $36.9 million for the year ended December 31, 2000 when compared to 1999. This increase was due to an increase in critical-path services, including refinery turnarounds and utility outage services, as well as a large contract in the electrical instrumentation operations that had been ongoing since the fall of 1999 and was substantially completed in the third quarter of 2000. These increases were partly offset by the sale in June 1999 of Oldco's civil construction and maintenance business ("BEC"), which generated $20.7 million of revenue in 1999, and the closure of certain unprofitable locations in Europe and the United States, which generated $29.0 million of revenue in fiscal 1999.

     Income (loss) from operations before special charges as a percentage of revenue was 3.4%, 4.7%, and (2.0%) for the years ended December 31, 2001, 2000, and 1999, respectively. The decrease in margin from 2001 compared to 2000 is principally attributable to the large electrical instrumentation project during the prior year which did not recur in 2001, as well as unusually low volumes during the fourth quarter and operating losses in the paint services business. In the latter part of 2001, the slowdown in the economy began to impact revenue and profitability of the Industrial Outsourcing Group. Scheduling of some large maintenance projects handled by the Industrial Outsourcing Group, including turnaround and outage services, which are typically scheduled in the fall and spring months, were either delayed or postponed by customers.

This trend is expected to continue into 2002. Improved performance in 2000 compared to 1999 was due to higher margin critical-path services, improvements in market conditions in the petroleum refining sector due to increased crude oil prices, as well as cost reduction measures, the closure of unprofitable locations and the consolidation of low margin businesses.

Environmental Services Group

     Revenue from the Environmental Services Group increased by $7.1 million for the year ended December 31, 2001 when compared to the same period in 2000. The Company believes that the revenue improvement was principally due to increased penetration of existing customers and cross-selling of additional services. Revenue increased by $7.9 million in 2000 compared to 1999 due to improvements in market conditions in 2000, increased market share as the result of competitors' financial difficulties, and the fact that in 1999 many customers were reluctant to enter into service agreements until the financial uncertainty surrounding the Predecessor Company was resolved. The general economic slowdown in 2001 slowed the rate of waste generation by manufacturing customers and negatively impacted revenues, a trend which may continue into 2002.

     Income from operations before special charges as a percentage of revenue was 6.6%, 4.7% and 1.6% for the years ended December 31, 2001, 2000, and 1999, respectively. The continued increase in profitability over the past two years was due to the increase in revenue, improved asset utilization, closure and consolidation of unprofitable locations and cost reduction initiatives. The economic slowdown in general manufacturing industries, such as automotive, negatively impacted revenues and profitability in the second half of 2001, and this impact is expected to continue into 2002.

Metals Services Group

     Revenue from the Metals Services Group decreased by $149.4 million for the year ended December 31, 2001 compared to the prior year. This decrease was principally due to lower volumes and a 14% decrease in average scrap prices during the year. Production cutbacks at domestic steel mills, a weak export market, an oversupply of industrial scrap and a strong availability of scrap alternatives all contributed to the lower volumes and scrap prices. Several steel mills entered or operated under Chapter 11 bankruptcy during the year. Revenue decreased $29.4 million for 2000, when compared to 1999. This decrease was the result of lower volumes and scrap prices during 2000, and the sale of the UK Metals business in April 2000. A Canadian operation was sold in May 2001 which generated approximately $3 million and $8 million in revenue during 2001 and 2000, respectively.

     Income (loss) from operations before special charges as a percentage of revenue was (3.4%), 2.0%, and 0.4% for the years ended December 31, 2001, 2000, and 1999, respectively. The deterioration in 2001 from the prior year was principally due to $18.0 million of additional bad debt provisions compared to $5.9 million in 2000, as well as operating losses incurred due to the low volume and pricing. The increase in 2000 was due to improved inventory control, as well as consolidation and cost reduction initiatives. Five major customers of the Group filed for protection under Chapter 11 in the fourth quarter of 2000 and during 2001. Weak market conditions in the steel and automotive industries as well as depressed pricing and demand for ferrous scrap had a negative impact on revenue and profitability in this business in 2001, and this trend is expected to continue into 2002.

Shared Services and Eliminations

     Shared services and eliminations includes the expenses related to the shared service operations, the retained liabilities of the Company's captive insurance company and other non-operating entities. The loss from operations before special charges for the year ended December 31, 2001 was $49.8 million and includes a $4.7 million charge for potential insurance exposure to Reliance Insurance Company (see Note 8 of the Consolidated Financial Statements). The loss from operations before special charges of $44.5 million for the year ended December 31, 2000 includes the insurance costs relating to the retained liabilities of the captive insurance company, which were $8.7 million higher than the prior year as the operations experienced several more severe self-insured incidents. The loss from operations before special charges for the year ended December 31, 1999 includes $13 million in professional fees incurred prior to the filing of the Plan. Subsequent to the filing, these costs were included in reorganization costs.

DISCONTINUED OPERATIONS

     On May 18, 1999, Oldco sold its investment in Philip Utilities Management Corp. ("PUMC") for cash proceeds of $70.1 million resulting in a gain of $39.1 million. The operations of PUMC (previously reported as the utilities management segment) have been treated as discontinued operations.

     In December 1998, Oldco made the decision to discontinue its non-ferrous and copper operations segments. A sale of certain of the aluminum operations (included in non-ferrous operations) closed on January 11, 1999 for total consideration of approximately $69.5 million. The remaining operations in these segments were closed or sold during 1999 and 2000 except for three operations with annual revenue of $7 million, which were transferred to continuing operations.

     Revenue from the discontinued non-ferrous, copper and utilities management operations, net of intercompany revenue was $5.9 million and $74.7 million for the years ended December 31, 2000 and 1999, respectively.

DIVESTITURES

     During 2001, the Company determined that its Paint Services operations were not a strategic fit with the rest of the business units and obtained a signed commitment from a buyer to purchase the business. Consequently $6.8 million was charged to "Other income and expense -- net" in recognition of the loss on the sale of the business. The sale was completed during the first quarter of 2002.

     During the third and fourth quarters of 2001, various European operations of the Industrial Outsourcing Group were sold for net proceeds of $2 million. These businesses generated revenue of $7.5 million, $11.4 million, and $12.3 million, and loss from operations of $(1.4) million, $(1.9) million, and $(1.4) million, in 2001, 2000 and 1999, respectively. No significant gain or loss was realized on the sales.

     In June 2001, the Company sold its metals recycling and mill services business in Montreal ("Recyclage") for net proceeds of $10.3 million. The business, which was part of the Metals Services Group, generated revenue of $3 million, $8.2 million, and $8.8 million, and income from operations of $0.3 million, $1.3 million, and $1.3 million, in 2001, 2000, and 1999, respectively. The gain on sale of $4.3 million is included in "Other income and expense -- net."

     On April 7, 2000, Oldco sold its metals recycling and mill services business in the United Kingdom for net proceeds of $47.7 million. The business, which was part of the Metals Services Group, generated annual revenue of $29.9 million and $81.2 million, and income from operations of $2.4 million and $3.5 million, in 2000 and 1999, respectively.

     In June 1999, Oldco sold the assets of BEC for $23.1 million resulting in a gain on sale of $1.0 million. The business, whose results are included in Industrial Outsourcing Group, generated annual revenue of $20.7 million and loss from operations of $(0.8) million in 1999.

SPECIAL CHARGES

2001

     The special charges are composed of the following: ($ in thousands)

Business units, locations or activities to be exited:
  Assets written down to estimated net realizable value of
     $-0-...................................................    $   204
  Severance costs...........................................        316
  Other exiting costs.......................................      2,862
Business units, locations or activities to be continued:
  Assets written down to estimated net realizable value of
     $200...................................................      1,809
  Process re-engineering costs..............................      6,744
                                                                -------
Pre-tax.....................................................    $11,935
                                                                =======
After tax...................................................    $11,935
                                                                =======

     Accruals related to special charges are detailed in Note 8 to the Consolidated Financial Statements.

Asset impairments and other costs recorded as special charges

     During 2001, the Company continued to seek operating efficiencies and identified locations or business units to be closed. Included in the special charges are non-cash costs for asset impairments of $0.2 million and $3.2 million in cash costs for severance and other exit costs to be incurred at these locations. Approximately 48 employees are to be terminated as a result of these restructurings, of which 24 had not yet been terminated at December 31, 2001.

     In addition, a patent infringement lawsuit was settled during the year in which the Company agreed to discontinue the use of certain equipment parts at an ongoing operation. An assessment of the recoverability of the net asset value for this equipment resulted in a non-cash asset impairment charge of $1.8 million.

Process reengineering costs

     During 2000, the Company embarked on an initiative, the PSC Way, to standardize business processes to allow it to operate more efficiently and share information and best practices. This initiative includes defining common business processes related to transactional functions as well as client relationships and includes establishing a common management systems platform. The total cash costs for the PSC Way initiative in 2001 were $12.2 million, of which $5.4 million was capitalized to fixed assets and $6.7 million is included in special charges as process re-engineering costs. The PSC Way initiative will continue into 2002 with additional cash costs expected of approximately $3 million.

2000

     The special charges comprise the following: ($ in thousands)

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
                                                                =======

     The total cash costs for the PSC Way initiative in 2000 were $8.6 million, of which $3.2 million was capitalized to fixed assets and $5.4 million is included in special charges as process re-engineering costs.

     In the fourth quarter of 2000, the Company made the decision to exit its European industrial outsourcing operations due to its limited geographical presence following the sale of the UK Metals business in the first quarter. Included in special charges is $4.1 million in non-cash charges for asset impairments and $0.8 million in cash costs related to severance and other exit costs.

     The Company has also made the decision to close and/or consolidate several locations. Included in special charges are cash costs of $5.2 million for severance and other exit costs and $1.6 million in non-cash costs relating to asset impairments.

     Approximately 132 employees were to be terminated as a result of these restructurings, of which 17 remained to be terminated as of December 31, 2001.

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

SELLING, GENERAL AND ADMINISTRATIVE COSTS

     Selling, general and administrative costs were $168.2 million or 11.1% of revenue in fiscal 2001 compared to $153.2 million or 9.4% of revenue in fiscal 2000. Costs increased due to higher bad debt expense and an insurance charge related to Reliance Insurance, which is discussed in Note 8 to the Consolidated Financial Statements.

     Selling, general and administrative costs were $153.2 million or 9.4% of revenue in fiscal 2000 compared to $188.2 million or 11.6% of revenue in fiscal 1999. The reduction was due to cost reduction efforts, closures of operations and the inclusion of $13.0 million in professional fees incurred in 1999 prior to the filing of the Plan.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization of property, plant and equipment in 2001 was $44.1 million, representing a decrease of $3.3 million or 7.0% over 2000. This decrease was principally due to reduced capital expenditures over the past three years. Capital expenditures during 1999 amounted to $29.3 million, reflecting cash conservation during the bankruptcy period.

INTEREST EXPENSE

     Interest expense in 2001 was $39.5 million, representing an increase of $9.4 million over 2000. This increase was due to having a full twelve months of interest expense in 2001 compared to nine months of interest expense in 2000. The Predecessor Company's reorganization resulted in suspended interest during the first quarter of 2000 being included in the balance of the debt at Fresh Start.

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

OTHER INCOME AND EXPENSE -- NET

2001

     The Company determined that its Paint Services operations were not a strategic fit with the rest of the business units and obtained a signed commitment from a buyer to purchase the business. Therefore $6.8 million was charged to "Other income and expense -- net" in recognition of the loss on the sale of the business. The sale was completed during the first quarter of 2002.

     The Company's investment in a joint venture for providing ferrous scrap material and handling services, Sparrows Point Scrap Services LLC. ("SPSP"), was written off after assessing the profitability of operations and recoverability of the investment. A charge of $1.8 million was recorded.

     The Industrial Outsourcing Group facility in Cedar Crest, TX., was sold, and a gain of $1.9 million was recognized. The operation will move to a nearby location with comparable costs.

     Other income and expense -- net for the year ended December 31, 2001 also includes interest earned of $3.1 million and equity income on investments.

2000

     Other income and expense -- net for the year ended December 31, 2000 consists of gains on the sale of assets of $7.8 million, interest earned of $6.9 million and equity income on investments.

1999

     Other income and expense -- net for 1999 consists of interest and equity income.

INCOME TAXES

     In assessing the value of the deferred tax assets, management considered whether it would be more likely than not that all of the deferred tax assets will be realized. Projected future income tax planning strategies and the expected reversal of deferred tax liabilities are considered in making this assessment. Based on the level of historical taxable income, projections for future taxable income and subject to the limitation on the utilization of net operating loss carryforwards and excess interest deduction carryforwards, the Company has determined at this time that it is more likely than not that the Company will not realize the benefits of the deferred tax assets at December 31, 2001. The Company has recorded a valuation allowance of $239.5 million at December 31, 2001 and $201.8 million at December 31, 2000.

     Certain future events may result in the net operating loss and excess interest deduction carryforwards being utilized in the Company's future income tax returns which the Company will record as a reduction in the valuation allowance. To the extent the utilized amount relates to a period prior to the reorganization, the associated credit will be to additional paid-in capital in accordance with the principles of fresh start reporting. To the extent the utilized amount relates to a period subsequent to the reorganization, the associated credit will be to the tax provision.

     The provisions for income tax in 2001 and 2000 result from taxes on profits in certain foreign jurisdictions and state income taxes on profits in certain states.

     The Predecessor Company recorded income taxes recoverable in the year ended December 31, 1999. The composition of the income tax recoverable in 1999 is discussed in Note 18 to the Consolidated Financial Statements. The Predecessor Company recorded a valuation allowance of $307.3 million at December 31, 1999.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2001, the Company's working capital was $92.9 million, representing a decrease of $81.8 million since December 31, 2000. Cash used in continuing operating activities was $13.1 million for the year ended December 31, 2001 compared to cash provided by continuing operating activities of $82.5 million for the year ended December 31, 2000. The use of cash in 2001 was largely due to operating losses. In the second quarter of 2000, the Company received $44.6 million of the proceeds from the sale of the UK Metals business and $20.0 million of restricted cash was released to the Company, which are included in changes in non-cash working capital in the Consolidated Statement of Cash Flows. Cash proceeds from sale of operations principally reflects the disposition of Recyclage.

     As of March 31, 2000, the Company entered into the credit facility. Concurrently, the Company entered into the revolving operating facility ("senior debt"), which initially provided up to $175 million, subject to a borrowing base formula calculated on accounts receivable. The credit facility provides term debt of $235.8 million ("term debt") and $100.0 million in convertible payment-in-kind debt ("PIK debt"). The term debt of $250 million contemplated under the Plan was reduced to $235.8 million on plan implementation due to the repayment of $14.2 million from proceeds of asset sales. Obligations under the credit facility were $289.9 at December 31, 2001. The credit facility matures on March 31, 2005 and bears interest at a fixed rate of 9% for the term debt and 10% for the PIK debt. Interest payments on the term debt are due quarterly in arrears, and, on the PIK debt, interest is payable in full on March 31, 2005. The term debt or any part thereof and/or all of the PIK debt may be prepaid and redeemed by the Company at any time during the agreement once the revolving operating facility has been terminated. The Company must pay a redemption premium of between 1% and 5% on the amount of the term debt being redeemed (excluding mandatory prepayments) and between 8 1/3% and 25% on the amount of the PIK debt being redeemed. The PIK debt is convertible by the lenders at any time into shares of common stock of PSC at an initial conversion price of $11.72 per share, which was in excess of the fair market value of PSC on a per-share basis at the time of issue.

     The Company generally is required to repay the term debt first and then the PIK debt in an amount equal to:

     (i) 25% of the net asset-sale proceeds from the disposition of assets sold other than in the ordinary course of business after first paying off various tranches of senior debt and collateralizing letters of credit.

     (ii) the net proceeds from any foreign subsidiary dispositions in excess of $1 million annually.

     The Company is also required yearly for the first two years and quarterly after that, to repay the term debt first and then the PIK debt in an amount equal to 75% of the cash flow available for debt service.

     During 2000, the Company made mandatory prepayments of the term debt relating to net asset sales of $47.2 million, including the sale of the UK Metals business. During 2001, the Company made mandatory prepayments relating to net asset sales of $17.7 million, reducing the term debt to $170.9 million as at December 31, 2001.

     The facilities are guaranteed jointly and severally by PSC and substantially all of its direct and indirect wholly owned subsidiaries and are collateralized by security interests in the assets of PSC and substantially all of its direct and indirect wholly owned subsidiaries and a pledge of securities of substantially all of its direct and indirect wholly owned subsidiaries.

     The revolving operating facility as amended in April 2002 provides for a revolving line of credit, subject to a borrowing base formula calculated on accounts receivable, of up to $195 million. The revolving operating facility matures on April 8, 2003.

     Borrowings under the revolving operating facility bear interest at a rate equal to the base rate (which is based on the Wells Fargo Bank "prime rate") plus 1% on Tranche A advances, 3% on Tranche B-Prime advances, and the greater of 11.5% or the base rate plus 5% on Tranche Sub-B advances, or at the option of the Company, on Tranche A advances at a rate equal to the LIBOR rate plus 3%. A letter of credit issuance fee of .25% plus an annual fee of 2.75% is charged on the amount of all outstanding letters of credit issued under Tranche A. Letters of credit issued under Tranche Sub-B bear an interest rate of 10.075%.

     The Company is required to pay annually an agency fee and an annual fee equal to $150,000 and $750,000, respectively, and a monthly loan servicing fee equal to $20,000 for Tranches A and B-Prime. The Tranche Sub-B Agency fee is $10,000 per month. In addition, the Company is required to pay monthly an unused line of credit fee equal to 0.375%, 0.75%, and 2.0% per annum on the average unused portion of Tranches A, B-Prime, and Sub-B, respectively, under the revolving operating facility. At December 31, 2001, the Company's borrowing base formula limited the availability of the revolving operating facility to approximately $119,276. The Company had undrawn capacity under the revolving operating facility of approximately $22,865, net of borrowings and outstanding letters of credit of approximately $96,411.

     The facilities contain certain restrictive covenants, including limitations on the incurrence of indebtedness, the sale of assets, the incurrence of liens, the making of specified investments, and the payment of cash dividends. In addition, the Company is required to satisfy, among other things, certain financial covenants, including specified amounts of EBITDA and maximum capital expenditures.

     The facilities contain cross-default provisions.

     Under the facilities, the Company is required to meet certain financial covenants. During 2001, the Company was negatively impacted by the general slowdown in the economy, poor conditions in the steel industry, the bankruptcy of major customers, and the events of September 11, among other matters. The Company was unable to meet its EBITDA and interest coverage covenants and as a result sought relief in March 2001 and again in May 2001. In November 2001, additional amendments to the facilities were executed by the lenders, reducing the EBITDA and interest coverage requirements for the third quarter. Notwithstanding these amendments, the Company still was unable at September 20, 2001 to project continued covenant compliance for the following 12 months. Accordingly, issues of whether the Company was a going concern were raised, and balances under the facilities were classified as current.

     During the fourth quarter the Company was unable to obtain surety bonds from its providers at an acceptable cost, and the Company began to issue letters of credit in lieu of performance bonds. Letters of credit reduce availability under the revolving operating facility by the full face amount of the letter. This increase in letter of credit usage eventually reduced the availability of advances under the revolving operating facility to an amount inadequate to sustain day-to-day operations.

     During the first quarter of 2002, and pending agreement on permanent additional financing, the revolving operating facility was amended, utilizing the optional overadvance provisions, first by $11 million and then by an additional $20 million. These advances of $31 million were repaid when the mezzanine financing, described below, was put in place.

     On April 12, 2002, the revolving operating facility was amended to provide for the mezzanine financing. The amendments increase the maximum amount that may be borrowed under the revolving operating facility (exclusive of optional overadvances) to $195 million from $175 million. In addition, the revolving operating facility was amended to add a new Tranche Sub-B in the amount of $70 million. Because the defined borrowing base under Tranche Sub-B is more liberal than under Tranches A or B-Prime, and because a reserve of $25 million is not deducted from the borrowing base under Tranche Sub-B as it is under Tranches A and B-Prime, the net effect is to provide availability under Tranche Sub-B at times when there is no availability under Tranches A and B-Prime. Tranche Sub-B is a revolving facility, except that any payments of principal as a result of asset sales (other than in the ordinary course of business) automatically reduce the availability under Tranche Sub-B.

     The covenants under the revolving operating facility were amended to eliminate the interest coverage ratio, to waive the default under the EBITDA covenant for the period ended December 31, 2001, and to lower the EBITDA covenant requirement to approximately $4.6 million, $9.7 million, $14.8 million and $20.4 million for the cumulative year-to-date periods ending March 31, June 30, September 30, and December 31, 2002, respectively.

     The revolving operating facility was also amended to extend the maturity date of the facility to April 8, 2003 from September 30, 2002.

     In addition to the foregoing changes, the revolving credit facility was further amended in a number of sections to facilitate certain transactions or to effect conforming changes. Among these changes was a provision making it easier to enter into transactions with affiliates provided that the transaction in question is at least as fair to the Company as could be achieved in an arm's length negotiation.

     The commitments under Tranche Sub-B have been provided by affiliates of Carl C. Icahn ($49 million) and affiliates of Stephen Feinberg ($21 million). Mr. Icahn and Mr. Feinberg and their affiliates are respectively the largest and second largest stockholders of the Company (see Item 12, Security Ownership of Certain Beneficial Owners and Management).

     Certain fees were incurred in connection with Tranche Sub-B. Specifically, Tranche Sub-B lenders received an upfront fee of $6 million. The $2 million fee that was paid for the $20 million interim overadvance was credited against the $6 million fee for the mezzanine facility. Tranche Sub-B lenders will receive a fee of 2% per annum based on the unused portion of the Tranche Sub-B facility. There will also be a prepayment fee of 3% based upon a termination by the Company of any or all of Tranche Sub-B.

     In addition to those fees, the Company issued to the Tranche Sub-B lenders 3,638,466 shares of the common stock of the Company, amounting to 15% of the outstanding common stock prior to the issuance, upon payment in cash of the par value of $0.01 per share. These shares were divided between the Icahn group and the Feinberg group in proportion to their respective commitments. Item 12, Security Ownership of Certain Beneficial Owners and Management, reflects pro forma the ownership of each group after the issuance. In connection with the issuance, the Icahn group and the Feinberg group have been granted two demand registration rights and an unlimited number of piggyback registration rights covering both the newly issued shares and all other shares held by these groups, as well as pre-emptive rights with respect to future issuances by the Company.

     A further fee of $1 million was paid to the lenders under the revolving operating facility for the amendment and for resetting the covenants. The administrative agent under the revolving operating facility, Foothill Capital Corporation, will receive $10,000 per month for administering Tranche Sub-B.

     Investors are referred to the full text of the documents filed as exhibits to this Form 10-K.

     The Company's credit facility and the intercreditor agreement among the Company's lenders were amended primarily to permit or facilitate the changes to the revolving operating facility. In addition, the interest coverage ratio under the credit facility was eliminated, the EBITDA covenant requirements reduced, and the default under the EBITDA covenant for the period ended December 31, 2001 waived.

     At December 31, 2001, the Company was in compliance with the amended covenants under the facilities. The Company projects it will remain in compliance for subsequent periods ending March 31, June 30, September 30 and December 31, 2002. As a result, the Company's credit facility debt has been reclassified as long-term. In the event that the Company is unable to comply with the covenants in future periods, such non-compliance would constitute an "Event of Default" under both of the facilities. Upon the occurrence and during the continuation of an Event of Default, the Required Lenders may, among other things, declare all obligations under such facility to be immediately due and payable. In addition, at the election of the Required Lenders under the revolving operating facility, the participants may cease advancing money or extending credit to the Company. If an acceleration of the indebtedness under either of the facilities occurred, the Company would also be in default under its indentures with respect to the unsecured payment-in-kind-notes described in
Note 9(b) to the Consolidated Financial Statements.

     Financial Reporting Release No. 61, recently issued by the SEC, requires all registrants to discuss liquidity and capital resources, trading activities involving non-exchange traded contracts and relationships and transactions with related parties that derive benefit from their non-independent relationships with the registrant.

     The following table summarizes the maturity dates of the significant financial obligations and commitments of the Company:

                                       2002      2003 - 2004    2005 - 2006    AFTER 2006     TOTAL
                                      -------    -----------    -----------    ----------    --------
Operating facility..................  $12,129      $    --       $     --       $    --      $ 12,129
Long-term debt......................    1,612        2,544        291,107        44,518       339,780
Capital lease obligations...........    1,080        1,049             95            79         2,304
Other contractual liabilities.......      746          464            464            --         1,674
Operating leases....................   21,023       26,535         10,597        16,728        74,883
                                      -------      -------       --------       -------      --------
Total contractual cash
  obligations.......................  $36,590      $30,592       $302,263       $61,326      $430,770
                                      =======      =======       ========       =======      ========

     Letters of credit issued amounted to $84,282 as at December 31, 2001 (December 31, 2000 -- $69,526).

     The Company did not utilize derivatives in 2001 or 2000.

RELATED PARTIES

     The Company's two largest stockholders, Carl C. Icahn and Stephen Feinberg (see Item 12, Security Ownership of Certain Beneficial Owners and Management), have been involved in providing interim financing subsequent to December 31, 2001 pending completion of the mezzanine financing as described in Note 24 to the Consolidated Financial Statements. These stockholders also participate through entities they control in the revolving operating facility described in
Note 9(c) to the Consolidated Financial Statements and share interest and fees paid on that facility. Additionally, they are participants in the Company's PIK and term debt facilities described in Note 9(a) to the Consolidated Financial Statements. Mr. Icahn controls approximately $184 million of the Company's debt which was associated with approximately $13 million in interest expense and $1 million in fees during 2001. Mr. Feinburg controls approximately $60 million of the Company's debt which was associated with approximately $4 million in interest expense and $.5 million in fees during 2001. Comparable amounts for 2000 are not available.

     The Company has utilized the services of SBI and Company, Inc. ("SBI") for information technology services associated with the PSC Way business reengineering project. SBI is partially owned by entities controlled by one of the Company's largest shareholders, Stephen Feinberg (see Item 12, Security Ownership of Certain Beneficial Owners and Management). Fees paid to SBI totaled $8.5 million and $7.3 million in 2001 and the nine months ended December 31, 2000, respectively.

     Sparrows Point Scrap Processing, LLC. ("SPSP") is a joint venture operation the Company has with AMG Resources Corporation to provide ferrous scrap and scrap handling services to Bethlehem Steel Corporation. Sales to SPSP were $1.2 million and $0.9 million in 2001 and 2000, respectively. Accounts receivable-net due to the Company were $0.5 million and $0.7 million at December 31, 2001 and 2000 respectively. Although the Company wrote off the remaining investment (approximately $1.8 million) in SPSP during 2001 after assessing the recoverability of the investment, a contingency remains for the Company's guarantee of 50% of the operating losses of the joint venture. The amount or timing of any future gains or losses cannot be reliably estimated at this time. Additionally, the Company has exposure for its share of financial guarantees with respect to future lease commitments of $12.7 million and debt obligations of approximately $0.8 million.

CAPITAL EXPENDITURES

     Capital expenditures for continuing operations were $47.0 million for the year ended December 31, 2001, compared to $49.6 million for the same period in 2000. Cash conservation measures by the Company minimized the amount of capital expenditures in 2000 and 2001.

     The Company's capital expenditure program for 2002 is expected to be approximately $46 million. Approximately $5 million of the capital expenditure program is expected to be spent on environmental compliance matters relating to facilities operated by the Company.

CRITICAL ACCOUNTING POLICIES

     Financial Reporting Release No. 60 released by the SEC recommends that all registrants include a discussion of "critical" accounting policies or methods used in the preparation of the financial statements.

     The Company's significant accounting policies are contained in the accompanying Notes to Consolidated Financial Statements. The financial statements have been prepared in conformity with generally accepted accounting principles and, accordingly, include amounts based upon informed estimates and judgments of management with due consideration given to materiality. As a result, actual results could differ from those estimates. The following represents those critical accounting policies where materially different amounts would be reported under different conditions or using different assumptions.

     REVENUE RECOGNITION. Revenue from industrial services is recorded as the services are performed, using the percentage-of-completion basis for fixed rate contracts and as-the-related-service-is-provided for time and material contracts. Revenue from by-product recovery operations is recognized along with the related costs of treatment, disposal and transportation at the time of performance of services. Revenue from the direct sale of recovered commodities and steel products or for contracts where the Company brokers materials between two parties, takes title to the product and assumes the risks and rewards of ownership, is recognized at the time of customer acceptance. If the Company is acting as an agent in those transactions, then only the commission on the transaction is recorded.

     The Company uses the percentage-of-completion basis to account for its fixed price contracts. Under this method, the amount of total costs and profits expected to be realized is estimated, as is the recoverability of costs related to change orders. Revenue is recognized as work progresses in the ratio that costs bear to the estimated total costs for each contract. Contract costs include all direct material and labor costs and those indirect costs related to contract performance. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on incomplete contracts are recorded in the period in which such losses are determined. Changes in estimates or differences in the actual cost to complete the contract could result in recognition of differences in earnings.

     ENVIRONMENTAL COSTS. As at December 31, 2001, the Company had accrued liabilities of $72.4 million for environmental investigation, compliance, and remediation costs. The liabilities are based upon estimates with respect to the number of sites for which the Company may be responsible, the scope and cost of work to be performed at each site, the portion of costs that will be shared with other parties, and the timing of remediation work. When timing and amounts of expenditures can be reliably estimated, amounts are discounted. Where timing and amounts cannot be reliably estimated, a range is estimated and the best estimate within the high and low end of the ranges is recognized. Estimates can be affected by factors including future changes in technology, changes in regulations or requirements of local governmental authorities, the extent of the remediation necessary based upon environmental testing, and the actual costs of disposal.

     RECEIVABLES, NET OF VALUATION ALLOWANCES. Accounts receivable at December 31, 2001 were $233.5 million net of a $36.8 million allowance for doubtful accounts. The valuation allowance was determined based upon the Company's evaluation of known requirements, aging of receivables, historical experience, and the economic environment. While the Company believes it has appropriately considered known or expected outcomes, its customers' ability to pay their obligations could be adversely affected by further contraction in the economy or unexpected changes in ferrous metals or energy prices. Changes in these estimates of collectability could have a material impact on earnings.

     INVENTORY. Inventories are primarily composed of scrap metal and are valued at the lower of average purchased cost or market valuation. Prices are established and adjusted monthly by the major steel producers. The Company manages its commodity price risk by acquiring ferrous metal scrap as it is needed for its customers, which allows the Company to turn its inventory approximately every 46 days. Based on the inventory levels at December 31, 2001, a 10% change in the price of ferrous scrap during a 30-day period is estimated to change the Company's earnings (loss) from continuing operations before tax by $1.0 million.

     RESTRUCTURING CHARGES. The Company continuously evaluates the productivity and profitability of individual operating locations and the existing asset base to identify opportunities to improve its cost structure. Future opportunities may involve, among other things, adding or closing locations, re-deploying or disposing of assets, or otherwise restructuring operations. Costs associated with the closures, severances, and asset impairments are estimated and are recorded in accordance with applicable accounting requirements. Actual costs incurred and timing could vary based upon many factors outside the Company's control, including environmental and local governmental requirements.

     INSURANCE LIABILITIES. Insurance accruals were $50.5 million at December 31, 2001. The Company retains liability for workers' compensation claims, auto, and general liability, where permitted, for up to $1 million of any one occurrence and for property claims up to $2 million. The Company purchased insurance to limit the Company's aggregate exposure through October 1, 2001 to losses of $1.5 million for auto and general liability, $5 million for environmental liability and $14 million for workers' compensation claims. Insurance claims liabilities have been accrued using actuarial principles and industry standard rates on an undiscounted basis. Third party administrators estimate the ultimate potential cost for individual claims. Actual development of individual claims could vary from the estimated amounts due to severity of injuries, the potential for damage awards, and future changes in medical costs.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations." This statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations" and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." The provisions of this statement apply to all business combinations initiated after June 30, 2001. Management believes that adoption of Statement 141 will not have a material effect on the Company's financial statements.

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. Management believes that adoption of Statement 142 will not have a material effect on the Company's financial statements.

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." The statement applies to legal obligations associated with the retirement of long-lived asset, except for certain obligations of lessees. The provisions of this statement are required to be applied for fiscal years beginning after June 15, 2002. Management is in the process of evaluating the impact of the adoption of Statement 143, which could have a material effect on the Company's financial statements.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment of Disposal of Long-Lived Assets." This statement supersedes FASB Statement 121. This statement addresses financial accounting and reporting for long-lived assets impaired and disposed of by sale. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. Management is in the process of evaluating the impact of adoption of Statement No. 144 on the Company's financial statements.

CAPITAL STRUCTURE

     Under the Plan, the Company allocated 24,000,000 shares of common stock to claimants as at the Plan effective date. Because of disputed claims 654,291 shares have not yet been issued. When these claims are resolved, the shares will be issued to the appropriate claimants. The Company currently cannot determine the persons with the rights to these shares. In all events the shares will be issued to claimants under the Plan.

     During 2001, 230,698 shares of restricted stock were issued to various officers and the non-employee members of the Board of Directors under applicable plans discussed in Note 17 to the Financial Statements.

     In addition, 23,174 shares were issued in conversion of the Company's 3% Convertible Subordinated Notes during the twelve months ended December 31, 2001.

     On April 12, 2002, in connection with the mezzanine financing, the Company issued 3,638,466 shares of common stock to entities affiliated with Carl C. Icahn and Stephen Feinberg, upon payment in cash of the par value of $0.01 per share.

FRESH START REPORTING

     The Company has adopted fresh start reporting in accordance with the AICPA's Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." For financial reporting purposes, the effective date of the Plan was considered to be March 31, 2000. The following audited balance sheet of the Company reflects the effects of the fresh start reporting under the Plan. The effect of the Plan and the implementation of fresh start reporting on the Company's Consolidated Balance Sheet as at March 31, 2000 were as follows: (in thousands)

                                         PREDECESSOR
                                           COMPANY                                                   REORGANIZED
                                       PHILIP SERVICES   NET ASSETS       DEBT        UK METALS    PHILIP SERVICES
                                         CORPORATION         NOT        DISCHARGE     BUSINESS       CORPORATION
                                       MARCH 31, 2000     ACQUIRED     UNDER PLAN       SOLD       MARCH 31, 2000
                                       ---------------   -----------   -----------   -----------   ---------------
                                                           NOTE A        NOTE B        NOTE C         (AUDITED)
                                         (UNAUDITED)     (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
Current assets
  Cash...............................    $   36,454       $     --      $     --       $ (4,338)      $ 32,116
  Accounts receivable................       329,571             --            --        (15,880)       313,691
  Inventory for resale...............        40,440             --            --         (3,659)        36,781
  Other..............................       102,843         (4,509)      (14,175)        44,523        128,682
                                         ----------       --------      --------       --------       --------
                                            509,308         (4,509)      (14,175)        20,646        511,270
Fixed assets.........................       297,976            (59)           --        (16,505)       281,412
Other assets.........................        60,471         (5,821)           --             --         54,650
                                         ----------       --------      --------       --------       --------
                                         $  867,755       $(10,389)     $(14,175)      $  4,141       $847,332
                                         ==========       ========      ========       ========       ========
Current liabilities
  Accounts payable...................    $  105,967       $     --      $     --       $(11,570)      $ 94,397
  Accrued liabilities................       151,218         (4,286)           --         (3,875)       143,057
  Current portion of long-term
     debt............................        11,333         (6,000)           --           (172)         5,161
                                         ----------       --------      --------       --------       --------
                                            268,518        (10,286)           --        (15,617)       242,615
Long-term debt.......................         4,235          8,619       371,820           (134)       384,540
Deferred income taxes................         6,886             --            --           (306)         6,580
Other long-term liabilities..........        96,373             --            --         (1,070)        95,303
Liabilities subject to compromise....     1,136,468       (726,451)     (410,017)            --             --
Stockholders' equity.................      (644,725)       717,729        24,022         21,268        118,294
                                         ----------       --------      --------       --------       --------
                                         $  867,755       $(10,389)     $(14,175)      $  4,141       $847,332
                                         ==========       ========      ========       ========       ========

Notes:

A. Certain assets and liabilities of the Predecessor Company were not acquired by the Company, which includes syndicate debt of the Predecessor Company of $657,286.

B. To record the discharge of debt, which was converted into $250,000 of senior secured debt, $100,000 of convertible secured payment in-kind debt and 91% of the common stock of the Company, and the repayment on Plan implementation of $14,175 of term debt from the proceeds of asset sales, which were previously held as restricted cash.

C. The UK Metals business was sold effective April 7, 2000. The net proceeds of $47,684 represents the fair value of the net assets of the UK Metals business and was recorded in other current assets at March 31, 2000. On May 25, 2000 the Canadian Court ordered the distribution of approximately $44,587 of the net proceeds, which reduced the term debt of the Company.

RISK FACTORS

CONTROL BY PRINCIPAL STOCKHOLDERS

     Carl C. Icahn and entities over which he exercises direct or indirect control owned in the aggregate approximately 40.7% of the Company's outstanding common stock as of April 11, 2002. In addition, such persons hold PIK debt that is convertible into 4,527,196 additional shares of common stock and received an additional 2,546,926 shares in connection with the mezzanine financing described elsewhere herein. In addition, Stephen Feinberg and entities over which he exercises direct or indirect control owned approximately 13.4% of the Company's outstanding common stock as of April 11, 2002 PIK debt convertible into 1,536,597 additional shares of common stock and received an additional 1,091,540 shares in connection with the mezzanine financing described elsewhere herein. These stockholders are in a position to exercise significant influence over the affairs of the Company, which influence might or might not be consistent with the interests of other stockholders, and on the outcome of any matters submitted to the Company's stockholders for approval.

FUTURE FINANCING ALTERNATIVES

     The Company currently utilizes debt financing as discussed in Note 9 to the Consolidated Financial Statements. The amount and terms of these agreements have been modified during 2001 and 2002 to reflect changes in the Company's financial performance. Any future financing that may be needed to alter, amend, or replace these facilities is not guaranteed, and the unavailability of alternatives could have a material effect on the Company.

LIMITED MARKET FOR THE COMMON STOCK

     Of the shares of common stock issued or to be issued in connection with the Plan, 91% were issued to the Oldco's syndicate debt holders. As a result, there is little liquidity in the market for the common stock, and there can be no assurance that an actively liquid trading market will develop.

LITIGATION RISKS

     The Company's business includes health, safety and environmental risks, and, as a result, the Company becomes subject from time to time to legal or administrative proceedings whose outcome is uncertain and which may involve substantial legal costs and penalties. See "Legal Proceedings." The Company is unable to predict the outcome of all of its pending matters, and there can be no assurance that the ultimate resolution of such matters will not have a material adverse effect on the financial condition of the Company.

EFFECT OF COMMON STOCK AVAILABLE FOR FUTURE SALE

     Sales of a substantial number of shares of common stock, or the perception that such sales could occur, could adversely affect prevailing market prices of the common stock. The Company has reserved 9,132,423 shares of common stock for issuance under its PIK debt and unsecured convertible notes. Furthermore, the Company has reserved 1,040,000 shares of common stock for issuance under its Stock Option Plan, 200,000 shares for issuance under its Restricted Stock Plan for Non-Employee Directors and 1,000,000 shares for issuance under its Omnibus Stock Bonus Plan for Officers. Finally, the Company issued 3,638,466 shares of common stock to the Icahn group and the Feinberg group in connection with the mezzanine financing described elsewhere herein (see "-- Control by Principal Stockholders"). These shares are restricted in the hands of these stockholders. These shares, as well as all others held by these stockholders, are subject to registration rights and, accordingly, could be issued into the public market at any time. No prediction can be made regarding the effect that future sales of shares of common stock will have on the market price of currently outstanding shares.

LIMITATIONS ON CHANGE OF CONTROL

     The Board of Directors of the Company is authorized to issue preferred stock in one or more series, with such terms, conditions and preferences as it deems appropriate, without stockholder action. Although the Company has no present plans to issue any shares of preferred stock, such shares could be issued in a manner that could render more difficult, or discourage, an attempt to obtain control of the Company by means of a tender offer, merger, proxy contest or otherwise. The Company currently has no stockholder rights plan.

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

COMPETITION

     The Company operates in a highly competitive environment. The publicity relating to the Company's financial difficulties over the past year has eroded its financial position. The Company primarily provides services to industrial companies. Many other companies offer the same or similar services and compete with the Company on a number of bases including, but not limited to (i) price;
(ii) quality of service; (iii) proximity to the client; (iv) local or regional presence; (v) technology; (vi) safety performance; and (vii) financial strength. Many of these companies have greater financial resources than the Company either nationally or in the particular locale in which they operate. Moreover, the Company continues to be affected by the damage to its reputation caused by the bankruptcy of Oldco.

     With respect to the metals business in particular, the challenge posed generally by the high competitive environment is exacerbated by the severe economic conditions in the steel industry. The United States steel industry has been deteriorating for several decades in the face of foreign competition and other factors. During the fourth quarter of 2000 and 2001, five steel companies that were major customers of the Company filed for protection under Chapter 11 of the United States Bankruptcy Code. While the Company has taken steps to protect itself from some of the credit exposure, it cannot protect itself fully, and it cannot make up for the loss of these major customers as the pool of major steel customers is relatively small. Moreover, prices for scrap steel are highly cyclic and have recently been at a 30-year low. The combination of these factors has put considerable pressure on the Company's metals business, and it is not possible at this time to project any significant improvement in 2002.

DEPENDENCE ON OUTSOURCING

     The Company's growth is dependent on the continuation of outsourcing within industrial enterprises. As enterprises focus on their core business, they are perceived to be increasingly outsourcing non-core, non-revenue-generating activities in order to reduce costs. Such activities can often be performed on a more cost-effective basis by specialized industrial service and metal recovery companies that have greater expertise, technology advantages or economies of scale. In addition, many industrial enterprises have sought to reduce the number of vendors of industrial and resource recovery services by purchasing services only from those suppliers that can provide a "total service" solution, thereby providing further administrative and cost reductions. If the pace of either of these trends slows or reverses, it could have a material adverse effect on the Company's financial position and results of operations.

ENVIRONMENTAL AND REGULATORY RISKS

     ENVIRONMENTAL REGULATIONS. The Company's operations are subject to comprehensive laws and regulations related to the protection of the environment. Such laws and regulations, among other things (i) regulate the nature of the industrial by-products and wastes that the Company can accept for processing at its treatment, storage and disposal facilities, the nature of the treatment it can provide at such facilities and the location and expansion of such facilities, (ii) impose liability for remediation and clean-up of environmental contamination, including spills or releases of certain industrial by-products and waste materials resulting from shipping of waste off-site or past and present operations at the Company's facilities, and (iii) may require financial assurance that funds will be available for the clean-up and remediation or the closure and, in some cases, post-closure care of sites. Such laws and regulations also require manifests to be completed and delivered in connection with any shipment of prescribed materials so that the movement and disposal of such material can be traced and the persons responsible for any mishandling of such material identified. Because the Company provides its customers with services designed to protect the environment by cleaning and removing waste materials or substances from customers' equipment or sites, the Company is subject to regulations that impose liability on persons involved in handling, processing, generating or transporting hazardous materials. Regulatory requirements may also be imposed as conditions of operating permits or licenses both initially and upon renewal or modification. The Company must properly remove, handle, treat, recycle or dispose of waste materials or incur liability. Transportation, transfer, storage and disposal of waste is difficult and accidents may occur. These laws and regulations are stringent and are likely to become more stringent. Existing laws and regulations, and new laws and regulations, may require the Company to modify, supplement, replace or curtail its operating methods or to modify or replace facilities or equipment at costs which may be substantial without any corresponding increase in revenues.

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

     PUBLIC CONCERNS. There is a high level of public concern over industrial by-products recovery and waste management operations, including the location and operation of transfer, processing, storage and disposal facilities and the collection, processing or handling of industrial by-products and waste materials, particularly hazardous materials. Zoning, permit and licensing applications and proceedings and regulatory enforcement proceedings are all matters open to public scrutiny and comment. As a result, from time to time, the

Company has been, and may in the future be, subject to citizen opposition and adverse publicity which may have a negative effect on its operations and delay or limit the expansion and development of operating properties and could have a material adverse effect on its operations or financial condition.

     ENVIRONMENTAL LIABILITIES AND INSURANCE COVERAGE. The Company is subject to potential liability for personal injuries caused by releases of hazardous substances and for remediation of risks posed by hazardous substances. Consistent with industry trends, the Company may not be able to obtain adequate amounts of environmental impairment insurance at a reasonable premium to cover liability to third parties for environmental damage. Accordingly, if the Company were to incur liability for environmental damage either not provided for under such coverage or in excess of such coverage, the Company's financial condition and results of operations could be materially and adversely affected.

     JURISDICTIONAL RESTRICTIONS ON WASTE TRANSFERS. In the past, various states, provinces, counties and municipalities have attempted to restrict the flow of waste across and within their borders, and various U.S. and Canadian federal, provincial, state, county and municipal governments may seek to do the same in the future. Any such strictures may result in the Company incurring increased third-party disposal costs in connection with alternate disposal arrangements.

     For a more detailed description of the impact of environmental and other governmental regulation upon the Company, see "Government Regulation" in Item 1, Business.

BONDING

     In order to bid on certain industrial outsourcing or waste management contracts, the Company, like other bidders, is required to post various types of surety bonds. The Company is also required to provide financial assurance that funds will be available when needed for closure and post-closure care at certain of its treatment, storage and disposal facilities, the costs of which could be substantial. Such bidding requirements and such laws and regulations allow the financial assurance requirements to be satisfied by various means, including letters of credit, surety bonds, trust funds, a financial (net worth) test or a guarantee by a parent company. There is no assurance that the Company will obtain or continue to have adequate bonding facilities available to satisfy bonding requirements. Because of the tightening surety market and the Company's limited financial resources, the Company has recently found it impossible to obtain a sufficiently large bonding facility. This has had an adverse effect on the Company's financial position.

RELIANCE ON KEY EMPLOYEES

     The Company's success is dependent in part on its ability to retain and motivate its officers and key employees. The Predecessor Company's financial difficulties and the Company's recent financial difficulties have had and continue to have a detrimental effect on its ability to attract and retain key officers and employees. As a result, the Company has experienced over the last year, and continues to experience, high employee turnover. There can be no assurance that the Company will be able to retain or employ qualified management and technical personnel. While the Company has entered into employment agreements with certain members of its senior management, should any of these persons be unable or unwilling to continue their employment with the Company, the business prospects of the Company could be materially and adversely affected.

COMMODITY PRICE AND CREDIT RISKS

     The Company is exposed to commodity price risk during the period that it has title to scrap that is held in inventory for processing and/or resale. Scrap prices are volatile due to numerous factors beyond the control of the Company, including general economic conditions, labor costs, competition, import duties, tariffs and currency exchange rates. In an increasing price environment, competitive conditions will determine how much of the scrap price increases can be passed on to the Company's customers. There can be no assurance that the Company will not have a significant net exposure due to significant price swings or failure of a counterparty to perform pursuant to the contract.

INSURANCE CARRIER RISK

     The Company retains liability for workers' compensation claims, auto, and general liability, where permitted, for up to $1 million of any one occurrence and for property claims up to $2 million. The Company purchased insurance to limit the Company's aggregate exposure through October 1, 2001 to losses of $1.5 million for auto and general liability, $5 million for environmental liability and $14 million for workers' compensation claims. To the extent that any insurance carrier is unable to meet their obligations under existing insurance policies, the Company would be liable for the defaulted amount. (See Note 8 to the Consolidated Financial Statements for a discussion of an issue relating to Reliance Insurance.)

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to financial risk resulting from volatility in foreign exchange rates, interest rates and commodity prices. The Company seeks to minimize these risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. In 2001, there were no derivative instruments used. See Note 16 to the Consolidated Financial Statements.

FOREIGN CURRENCY RATE RISK

     The revenue and expenses of the Company's Canadian and European subsidiaries are generally denominated using the local currency. The functional currency of these subsidiaries is the local currency and therefore, foreign currency translation adjustments made on consolidation are reflected as a component of stockholders' equity (deficit) as stated in the Company's accounting policies. Changes in the foreign exchange rates compared to the United States dollar can have an effect on the Company's revenue and profitability. The sensitivity of the net loss from continuing operations before tax to the changing foreign currency rates is not significant based on the 2001 operating results from foreign subsidiaries. As of December 31, 2001, substantially all of the European operations had been divested.

INTEREST RATE RISK

     Substantially all of the Company's long-term debt bears interest at a fixed rate. Borrowings under the revolving operating facility bear interest at a floating rate based on the Wells Fargo Bank prime rate or LIBOR rate. At December 31, 2001, the Company had borrowings of $12.1 million under the revolving operating facility. In addition, letters of credit outstanding have been charged against the borrowing capacity under the revolving operating facility. The Company's exposure to interest rate risk at December 31, 2001 was not significant.

COMMODITY PRICE RISK

     Prices in the Metals Services Group are established and adjusted monthly by the major steel producers. The price of ferrous scrap is a significant factor influencing the profitability of the Metals Services Group. The Company manages its commodity price risk by acquiring ferrous metal scrap as it is needed for its customers which allows the Company to turn its inventory approximately every 46 days. Based on the inventory levels of the Metals Services Group as at December 31, 2001, a 10% change in the price of ferrous scrap during a 30 day period is estimated to change the Company's earnings (loss) from continuing operations before tax by $1.0 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Philip Services Corporation:

     In our opinion, the accompanying consolidated balance sheets and related consolidated statements of earnings, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Philip Services Corporation and its subsidiaries at December 31, 2001 and December 31, 2000 and the results of their operations and their cash flows for the year ended December 31, 2001 and for the nine months ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in Item 14(a)(2) of Part IV herein presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Chicago, Illinois
March 20, 2002, except for Notes 1, 9, and 24 as to which the date is April 12, 2002.

                          PHILIP SERVICES CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS OF US DOLLARS)

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  2001            2000
                                                              ------------    ------------
ASSETS
Current assets
  Cash and cash equivalents.................................    $  9,201        $ 38,747
  Accounts receivable (net of allowance for doubtful
     accounts of $36,784; December 31, 2000 -- $20,980)
     (Note 4)...............................................     233,494         243,228
  Inventory for resale......................................      33,038          42,318
  Other current assets (Note 5).............................      50,281          68,553
                                                                --------        --------
                                                                 326,014         392,846
Property, plant and equipment (Note 6)......................     255,652         277,571
Other assets (Note 7).......................................      57,737          52,132
                                                                --------        --------
                                                                $639,403        $722,549
                                                                ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
  Bank overdraft............................................    $ 20,023        $     --
  Accounts payable..........................................      82,690          80,549
  Accrued liabilities (Note 8)..............................     115,574         133,237
  Current borrowings on operating facility (Note 9).........      12,129              --
  Current maturities of long-term debt (Note 9).............       2,692           4,358
                                                                --------        --------
                                                                 233,109         218,144
Long-term debt (Note 9).....................................     339,392         342,912
Deferred income taxes (Note 18).............................       7,882           8,982
Other liabilities (Note 10).................................      70,051          81,929
Commitments and contingencies (Notes 20 and 22)
  Stockholders' equity (deficit)............................     (11,031)         70,582
                                                                --------        --------
                                                                $639,403        $722,549
                                                                ========        ========

   The accompanying notes are an integral part of these financial statements.

                          PHILIP SERVICES CORPORATION

                      CONSOLIDATED STATEMENTS OF EARNINGS
        (IN THOUSANDS OF US DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                                PREDECESSOR COMPANY
                                                                                     -----------------------------------------
                                          FOR THE YEAR ENDED   FOR THE NINE MONTHS   FOR THE THREE MONTHS   FOR THE YEAR ENDED
                                             DECEMBER 31,      ENDED DECEMBER 31,      ENDED MARCH 31,         DECEMBER 31,
                                                 2001                 2000                   2000                  1999
                                          ------------------   -------------------   --------------------   ------------------
                                                                                         (UNAUDITED)           (UNAUDITED)
Revenue.................................      $1,510,155           $1,156,107              $480,386             $1,621,101
Operating expenses......................       1,323,268            1,007,119               415,045              1,452,050
Special charges (Note 13)...............          11,935               17,117                    --                     --
Selling, general and administrative
  costs.................................         168,250              112,086                41,092                188,217
Depreciation and amortization...........          44,139               34,914                12,436                 53,786
                                              ----------           ----------              --------             ----------
Income (loss) from operations...........         (37,437)             (15,129)               11,813                (72,952)
Interest expense........................          39,457               29,126                   952                 52,774
Other (income) and expense -- net.......            (760)              (5,195)               (9,598)                (3,772)
                                              ----------           ----------              --------             ----------
Earnings (loss) from continuing
  operations before tax and
  reorganization costs..................         (76,134)             (39,060)               20,459               (121,954)
Reorganization costs (Note 14)..........              --                   --                20,607                164,205
Income taxes (Note 18)..................           2,001                4,175                   856                 (5,616)
                                              ----------           ----------              --------             ----------
Loss from continuing operations.........         (78,135)             (43,235)               (1,004)              (280,543)
Cumulative effect of change in
  accounting principle (Note 12)........              --                   --                    --                 (1,543)
Discontinued operations net of taxes
  (Note 3)..............................              --               (2,274)                1,473                 29,443
Fresh start adjustment (Note 1).........              --                   --                45,290                     --
                                              ----------           ----------              --------             ----------
Net earnings (loss).....................      $  (78,135)          $  (45,509)             $ 45,759             $ (252,643)
                                              ==========           ==========              ========             ==========
Basic and diluted (loss) per share (Note
  15)
  Continuing operations.................      $    (3.25)          $    (1.80)
  Discontinued operations...............              --                (0.09)
                                              ----------           ----------
                                              $    (3.25)          $    (1.89)
                                              ==========           ==========
Weighted average number of shares of
  common stock outstanding (000's)......          24,060               24,037
                                              ==========           ==========

    These consolidated financial statements contain information relating to Philip Services Corporation, a Delaware corporation and its subsidiaries, and Philip Services Corp., an Ontario company, and its subsidiaries, which has been compiled by management of PSC. On April 7, 2000, Oldco and certain of its Canadian subsidiaries transferred substantially all of their assets and liabilities (except for liabilities subject to compromise) to the Company at fair value. The liabilities subject to compromise of $726.5 million were retained by Oldco and certain of its Canadian subsidiaries. As a result, Oldco remains insolvent. Management of PSC has determined that consolidated financial information of the Predecessor Company may be of limited interest to the stockholders of PSC and has therefore included such information in this document. The consolidated financial information of the Predecessor Company does not reflect the effects of the application of fresh start reporting. Readers should, therefore, review this material with caution and not rely on the information disclosed for the Predecessor Company.

   The accompanying notes are an integral part of these financial statements.

                          PHILIP SERVICES CORPORATION

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                          (IN THOUSANDS OF US DOLLARS)

                                                                                           OTHER
                                                                                        ACCUMULATED
                                                                          RETAINED     COMPREHENSIVE        TOTAL
                                                              COMMON      EARNINGS       EARNINGS       STOCKHOLDERS'
                                                              STOCK       (DEFICIT)       (LOSS)       EQUITY (DEFICIT)
                                                            ----------   -----------   -------------   ----------------
PREDECESSOR COMPANY:
  Balance, December 31, 1999 (unaudited).................   $1,351,482   $(1,925,789)    $(66,826)        $(641,133)
  Comprehensive loss:
    Net earnings.........................................           --           469           --                --
    Foreign currency translation adjustments.............           --            --       (4,061)               --
Total comprehensive loss.................................           --            --           --            (3,592)
                                                            ----------   -----------     --------         ---------
  Balance, March 31, 2000 (unaudited)....................   $1,351,482   $(1,925,320)    $(70,887)        $(644,725)
                                                            ==========   ===========     ========         =========
-----------------------------------------------------------------------------------------------------------------------
  Fresh start adjustments................................   (1,233,188)    1,880,030       70,887          (717,729)
                                                            ----------   -----------     --------         ---------
PHILIP SERVICES CORPORATION:
  Balance, Fresh Start, March 31, 2000...................   $  118,294   $        --     $     --         $ 118,294
  Shares of common stock issued..........................          250            --           --               250
  Comprehensive loss:
    Net loss.............................................           --       (45,509)          --
    Foreign currency translation adjustments.............           --            --       (2,453)
Total comprehensive loss.................................                                                   (47,962)
                                                            ----------   -----------     --------         ---------
  Balance, December 31, 2000.............................      118,544       (45,509)      (2,453)           70,582
  Shares of common stock issued for PIK debt
    conversion...........................................          200                                          200
  Restricted shares of common stock issued under stock
    compensation plans...................................          792                                          792
  Unearned value of restricted stock compensation........         (616)                                        (616)
  Comprehensive loss:
    Net loss.............................................                    (78,135)
    Foreign currency translation adjustments.............                                  (3,853)
Total comprehensive loss.................................                                                   (81,988)
                                                            ----------   -----------     --------         ---------
  Balance, December 31, 2001.............................   $  118,920   $  (123,644)    $ (6,307)        $ (11,031)
                                                            ==========   ===========     ========         =========

    These consolidated financial statements contain information relating to Philip Services Corporation, a Delaware corporation and its subsidiaries, and Philip Services Corp., an Ontario company, and its subsidiaries, which has been compiled by management of PSC. On April 7, 2000, Oldco and certain of its Canadian subsidiaries transferred substantially all of their assets and liabilities (except for liabilities subject to compromise) to the Company at fair value. The liabilities subject to compromise of $726.5 million were retained by Oldco and certain of its Canadian subsidiaries. As a result, Oldco remains insolvent. Management of PSC has determined that consolidated financial information of the Predecessor Company may be of limited interest to the stockholders of PSC and has therefore included such information in this document. The consolidated financial information of the Predecessor Company does not reflect the effects of the application of fresh start reporting. Readers should, therefore, review this material with caution and not rely on the information disclosed for the Predecessor Company.

   The accompanying notes are an integral part of these financial statements.

                          PHILIP SERVICES CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS OF US DOLLARS)

                                                                                                  PREDECESSOR COMPANY
                                                                                       -----------------------------------------
                                            FOR THE YEAR ENDED   FOR THE NINE MONTHS   FOR THE THREE MONTHS   FOR THE YEAR ENDED
                                               DECEMBER 31,      ENDED DECEMBER 31,      ENDED MARCH 31,         DECEMBER 31,
                                                   2001                 2000                   2000                  1999
                                            ------------------   -------------------   --------------------   ------------------
                                                                                           (UNAUDITED)           (UNAUDITED)
OPERATING ACTIVITIES
Net loss from continuing operations.......       $(78,135)            $(43,235)              $ (1,004)            $(280,543)
Items included in earnings not affecting
  cash Depreciation and amortization......         44,139               34,914                 12,436                53,786
  Accrued but unpaid interest.............         15,818               10,888                     --                49,540
  Deferred income taxes...................          1,148                2,849                     --                    --
  Writedown of investments................             --                   --                     --                 4,220
  (Loss) on sale of assets................           (461)                  --                 (7,820)               (3,523)
  Non-cash other costs....................          4,367                5,683                     --               112,874
                                                 --------             --------               --------             ---------
Cash flow before changes in assets and
  liabilities.............................        (13,124)              11,099                  3,612               (63,646)
Changes in assets and liabilities.........             24               85,057                (17,245)               42,465
                                                 --------             --------               --------             ---------
Cash provided by (used in) continuing
  operating activities....................        (13,100)              96,156                (13,633)              (21,181)
Cash provided by (used in) discontinued
  operating activities....................             --                  191                 (1,453)               (2,249)
                                                 --------             --------               --------             ---------
Cash provided by (used in) operating
  activities..............................        (13,100)              96,347                (15,086)              (23,430)
                                                 --------             --------               --------             ---------
INVESTING ACTIVITIES
Proceeds from sale of operations..........         12,716                   --                     --                23,085
Purchase of property, plant and
  equipment...............................        (45,508)             (37,802)                (8,403)              (27,438)
Proceeds from sale of assets..............          6,505                3,053                 11,379                16,647
                                                 --------             --------               --------             ---------
Cash provided by (used in) continuing
  investing activities....................        (26,287)             (34,749)                 2,976               (12,294)
Cash provided by investing activities of
  discontinued operations.................             --                   --                  1,545                72,123
                                                 --------             --------               --------             ---------
Cash provided by (used in) investing
  Activities..............................        (26,287)             (34,749)                 4,521                84,417
                                                 --------             --------               --------             ---------
FINANCING ACTIVITIES
Proceeds from short and long-term debt....         85,871                   --                     --                   140
Principal payments on short and long-term
  debt....................................        (76,031)             (55,217)                (1,205)              (75,982)
Common stock issued for cash..............             --                  250                     --                    --
                                                 --------             --------               --------             ---------
Cash provided by (used in) continuing
  financing activities....................          9,841              (54,967)                (1,205)              (75,842)
Cash provided by (used in) financing
  activities of discontinued operations...             --                   --                    (92)                2,444
                                                 --------             --------               --------             ---------
Cash provided by (used in) financing
  activities..............................          9,841              (54,967)                (1,297)              (73,398)
                                                 --------             --------               --------             ---------
Net change in cash for the period.........        (29,546)               6,631                (11,862)              (12,411)
Cash and equivalents, beginning of
  period..................................         38,747               32,116                 48,316                60,727
                                                 --------             --------               --------             ---------
Cash and equivalents, end of period.......       $  9,201             $ 38,747               $ 36,454             $  48,316
                                                 ========             ========               ========             =========

    These consolidated financial statements contain information relating to Philip Services Corporation, a Delaware corporation and its subsidiaries, and Philip Services Corp., an Ontario company, and its subsidiaries, which has been compiled by management of PSC. On April 7, 2000, Oldco and certain of its Canadian subsidiaries transferred substantially all of their assets and liabilities (except for liabilities subject to compromise) to the Company at fair value. The liabilities subject to compromise of $726.5 million were retained by Oldco and certain of its Canadian subsidiaries. As a result, Oldco remains insolvent. Management of PSC has determined that consolidated financial information of the Predecessor Company may be of limited interest to the stockholders of PSC and has therefore included such information in this document. The consolidated financial information of the Predecessor Company does not reflect the effects of the application of fresh start reporting. Readers should, therefore, review this material with caution and not rely on the information disclosed for the Predecessor Company.

   The accompanying notes are an integral part of these financial statements.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     These Consolidated Financial Statements contain information relating to Philip Services Corporation ("PSC"), a Delaware corporation, and its subsidiaries, which has been prepared by management, and information relating to Philip Services Corp., an Ontario corporation, and its subsidiaries, which has been compiled by management of PSC. On April 7, 2000, Oldco and certain of its Canadian subsidiaries transferred substantially all of their assets and liabilities (except for liabilities subject to compromise) to the Company at fair value. The liabilities subject to compromise of $726.5 million were retained by Oldco and certain of its Canadian subsidiaries. As a result, Oldco remains insolvent. Management of PSC has determined that certain consolidated financial information of the Predecessor Company may be of limited interest to the stockholders of PSC and has therefore included such information in this document. The consolidated financial information of the Predecessor Company does not reflect the effects of the application of fresh start reporting and is unaudited. Readers should, therefore, review this material with caution and not rely on the information disclosed for the Predecessor Company.

     The Company is an industrial services and metals services company that provides industrial outsourcing, environmental services and metal services to major industry sectors throughout North America. The Company conducts substantially the same lines of business as the Predecessor Company with the exception of the UK Metals business, which was sold on April 7, 2000.

     The Consolidated Financial Statements of the Company have been prepared in U.S. dollars using accounting principles generally accepted in the United States of America except that the consolidated financial statements of the Predecessor Company have been prepared on the basis of accounting principles applicable to a going concern, which would assume that the Predecessor Company would realize the carrying value of its assets and satisfy its obligations and commitments except as otherwise disclosed, in the normal course of business. However, because of the reorganization and the circumstances relating to this event, the Predecessor Company is insolvent, and, therefore, will not be able to realize the carrying value of its assets and satisfy its obligations and commitments. The financial statements of the Predecessor Company do not give effect to any adjustments to the carrying value of assets or amounts and priority of liabilities that would be necessary under the basis of accounting principles that would be applicable to an insolvent company.

CREDIT FACILITIES

     The Company has two credit facilities, a $335.8 million term facility with an international syndicate of lenders ("credit facility") and a revolving credit agreement ("revolving operating facility"). Under the credit facility and revolving operating facility ("facilities"), more fully described in Note 9, the Company is required to meet certain financial covenants. During 2001, the Company was negatively impacted by the general slowdown in the economy, poor conditions in the steel industry, the bankruptcy of major customers, and the events of September 11, among other matters. The Company was unable to meet its EBITDA (defined in the Company's credit facilities as consolidated net earnings (or loss) before interest expense, income taxes and depreciation expense and in addition excludes after-tax gains or losses from business or location closures, losses from the write-down of long-term assets and other defined special charges) and interest coverage (defined as the ratio of EBITDA to cash interest expense and certain credit facilities' fees minus any cash interest paid under the Company's debt instruments with respect to events resulting from a change of control) covenants and as a result sought relief in March 2001 and again in May 2001. In November 2001, additional amendments to the facilities were executed by the lenders, reducing the EBITDA and interest coverage requirements for the third quarter. Notwithstanding these amendments, the Company still was unable at September 30, 2001 to project continued covenant compliance for the following 12 months. Accordingly, issues of whether the Company was a going concern were raised, and balances under the facilities were classified as current.

     During the fourth quarter the Company was unable to obtain surety bonds from its providers at an acceptable cost, and the Company began to issue letters of credit in lieu of performance bonds. Letters of credit reduce availability under the revolving operating facility by the full face amount of the letter. This increase in letter of credit usage eventually reduced the availability of advances under the revolving operating facility to an amount inadequate to sustain day-to-day operations.

     During the first quarter of 2002, and pending agreement on permanent additional financing, the revolving operating facility was amended, utilizing the optional overadvance provisions, first by $11 million and then by an additional $20 million. Fees of $1 million and $2 million, respectively, were paid for these increases. These advances of $31 million were repaid when the mezzanine financing, described below, was put in place.

     On April 12, 2002, the revolving operating facility was amended to provide for the mezzanine financing. The amendments increase the maximum amount that may be borrowed under the revolving operating facility (exclusive of optional overadvances) to $195 million from $175 million. In addition, the revolving operating facility was amended to add a new Tranche Sub-B in the amount of $70 million. Because the defined borrowing base under Tranche Sub-B is more liberal than under Tranches A or B-Prime, and because a reserve of $25 million is not deducted from the borrowing base under Tranche Sub-B as it is under Tranches A and B-Prime, the net effect is to provide availability under Tranche Sub-B at times when there is no availability under Tranches A and B-Prime. Tranche Sub-B is a revolving facility, except that any payments of principal as a result of asset sales (other than in the ordinary course of business) automatically reduce the availability under Tranche Sub-B.

     The covenants under the revolving operating facility were amended to eliminate the interest coverage ratio, to waive the default under the EBITDA covenant for the period ended December 31, 2001, and to lower the EBITDA covenant requirement to approximately $4.6 million, $9.7 million, $14.8 million and $20.4 million for the cumulative year-to-date periods ending March 31, June 30, September 30, and December 31, 2002, respectively.

     The revolving operating facility was also amended to extend the maturity date of the facility to April 8, 2003 from September 30, 2002.

     In addition to the foregoing changes, the revolving credit facility was further amended in a number of sections to facilitate certain transactions or to effect conforming changes. Among these changes was a provision making it easier to enter into transactions with affiliates provided that the transaction in question is at least as fair to the Company as could be achieved in an arm's length negotiation.

     The commitments under Tranche Sub-B have been provided by affiliates of Carl C. Icahn ($49 million) and affiliates of Stephen Feinberg ($21 million). Mr. Icahn and Mr. Feinberg and their affiliates are respectively the largest and second largest stockholders of the Company (see Item 12, Security Ownership of Certain Beneficial Owners and Management).

     Certain fees were incurred in connection with Tranche Sub-B. Specifically, Tranche Sub-B lenders received an upfront fee of $6 million. The $2 million fee that was paid for the $20 million interim overadvance was credited against the $6 million fee for the mezzanine facility. Tranche Sub-B lenders will receive a fee of 2% per annum based on the unused portion of the Tranche Sub-B facility. There will also be a prepayment fee of 3% based upon a termination by the Company of any or all of Tranche Sub-B.

     In addition to those fees, the Company issued to the Tranche Sub-B lenders 3,638,466 shares of the common stock of the Company, amounting to 15% of the outstanding common stock prior to the issuance, upon payment in cash of the par value of $0.01 per share. These shares were divided between the Icahn group and the Feinberg group in proportion to their respective commitments. In connection with the issuance, the Icahn group and the Feinberg group have been granted two demand registration rights and an unlimited number of piggyback registration rights covering both the newly issues shares and all other shares held by these groups, as well as pre-emptive rights with respect to future issuances by the Company.

     A further fee of $1 million was paid to the lenders under the revolving operating facility for the amendment and for resetting the covenants. The administrative agent under the revolving operating facility, Foothill Capital Corporation, will receive $10,000 per month for administering Tranche Sub-B.

     Investors are referred to the full text of the documents filed as exhibits to this Form 10-K.

     The Company's credit facility and the intercreditor agreement among the Company's lenders were amended primarily to permit or facilitate the changes to the revolving operating facility. In addition, the interest coverage ratio under the credit facility was eliminated, the EBITDA covenant requirements reduced, and the default under the EBITDA covenant for the period ended December 31, 2001 waived.

     At December 31, 2001, the Company was in compliance with the amended covenants under the facilities. The Company projects it will remain in compliance for subsequent periods ending March 31, June 30, September 30 and December 31, 2002. As a result, the Company's credit facility debt has been reclassified as long-term. In the event that the Company is unable to comply with the covenants in future periods, such non-compliance would constitute an "Event of Default" under both of the facilities. Upon the occurrence and during the continuation of an Event of Default, the lenders under each facility, at the election of the holders of 66 2/3% of the total commitments under such facility (the "Required Lenders"), may, among other things, declare all obligations under such facility to be immediately due and payable. In addition, at the election of the Required Lenders under the revolving operating facility, the participants may cease advancing money or extending credit to the Company. If an acceleration of the indebtedness under either of the facilities occurred, the Company would also be in default under its indentures with respect to the unsecured payment-in-kind-notes described in Note 9(b).

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

PRINCIPLES OF CONSOLIDATION

     These consolidated financial statements include the accounts of the Company and all of its majority owed subsidiaries. All intercompany transactions have been eliminated on consolidation. The equity method of accounting is used for investment ownership ranging from 20% to 50%.

REVENUE RECOGNITION

     Revenue from industrial services is recorded as the services are performed, using the percentage-of-completion basis for fixed rate contracts and as-the-related-service-is-provided basis for time and material contracts. Revenue from by-product recovery operations is recognized along with the related costs of treatment, disposal and transportation at the time of performance of services. Revenue from the direct sale of recovered commodities and steel products or for contracts where the Company brokers materials between two parties, takes title to the product and assumes the risks and rewards of ownership is recognized at the time of customer acceptance. If the Company is acting as an agent in those transactions, then only the commission on the transaction is recorded.

     The Company uses the percentage-of-completion basis to account for its fixed price contracts. Under this method, revenue is recognized as work progresses in the ratio that costs bear to estimated total costs for each contract. Contract costs include all direct material and labor costs and those indirect costs related to contract performance. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on incomplete contracts are recorded in the period in which such losses are determined. Changes in estimates or differences in the actual cost to complete the contract could result in recognition of differences in earnings.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of cash on deposit and term deposits in money market instruments with original maturity dates of less than three months from the date they are acquired.

INVENTORY

     Inventory is recorded at the lower of average purchased cost or market.

PROPERTY, PLANT AND EQUIPMENT

     In accordance with fresh start reporting, property, plant and equipment were reflected at their fair value as of March 31, 2000. Additions to property, plant and equipment subsequent to this date are recorded at cost. Property, plant and equipment are depreciated over their estimated useful lives generally on the following basis: buildings 20 to 40 years straight-line; equipment three to 20 years straight-line. Landfill sites and improvements thereto are recorded at cost and amortized over the life of the landfill site based on the estimated landfill capacity utilized during the year. Operating costs associated with landfill sites are charged to operations as incurred. Assets under development include the direct cost of land, buildings and equipment acquired for future use together with engineering, legal and other costs incurred before the assets are brought into operation. No significant amounts of interest were capitalized during the periods presented.

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

     The Company includes as part of the cost of its property, plant and equipment, all financing costs incurred prior to the asset becoming available for operation. No significant amounts of interest were capitalized during the periods presented.

IMPAIRMENT OF LONG LIVED ASSETS

     The Company reviews long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. Management will determine whether there has been a permanent impairment on such assets held for use in the business by comparing anticipated undiscounted future cash flows from operating activities involving the asset to the carrying value of the asset. The amount of any resulting impairment will be calculated using the present value of the same cash flows. Long-lived assets to be disposed of are valued at the lower of carrying amount or net realizable value.

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

FOREIGN CURRENCY TRANSLATION

     The functional currency of the Company's foreign subsidiaries is its respective local currency. The assets and liabilities denominated in a foreign currency for foreign operations are translated at exchange rates in effect at the balance sheet date. The resulting gains and losses are reflected in the other accumulated comprehensive loss in stockholders' equity (deficit).

FINANCIAL INSTRUMENTS

     The Company's accounts receivable, accounts payable and long-term debt constitute financial instruments. The Company's accounts receivable and accounts payable approximated their fair value as at December 31, 2001 and December 31, 2000. The fair value of the Company's long-term debt is discussed in Note 9 to the Consolidated Financial Statements. Concentration of credit risk in accounts receivable is limited, due to the large number of customers the Company services throughout North America. The Company performs ongoing credit evaluations of its customers, but does not require collateral to support customer accounts receivable. The Company establishes an allowance for doubtful accounts based on the credit risk applicable to particular customers and historical and other information.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations." This statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations" and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." The provisions of this statement apply to all business combinations initiated after June 30, 2001. Management believes that adoption of Statement 141 will not have a material effect on the Company's financial statements.

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. Management believes that adoption of Statement 142 will not have a material effect on the Company's financial statements.

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." The statement applies to legal obligations associated with the retirement of long-lived asset, except for certain obligations of lessees. The provisions of this statement are required to be applied for fiscal years beginning after June 15, 2002. Management is in the process of evaluating the impact of the adoption of Statement 143 which could have a material effect on the Company's financial statements.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment of Disposal of Long-Lived Assets." This statement supersedes FASB Statement 121. This statement addresses financial accounting and reporting for long-lived assets impaired and disposed of by sale. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. Management is in the process of evaluating the impact of adoption of Statement No. 144 on the Company's financial statements.

3.   DIVESTITURES AND DISCONTINUED OPERATIONS (in thousands)

DIVESTITURES

     During 2001, the Company determined that its Paint Services operations were not a strategic fit with the rest of the business units and obtained a signed commitment from a buyer to purchase the business. Therefore $6.8 million was charged to "Other income and expense -- net" in recognition of the loss on the sale of the business. The sale was completed during the first quarter of 2002.

     During the third and fourth quarters of 2001, various European operations of the Industrial Outsourcing Group were sold for net proceeds of $2 million. These businesses generated revenue of $7.5 million, $11.4 million, and $12.3 million, and loss from operations of $(1.4) million, $(1.9) million, and $(1.4) million, in 2001, 2000 and 1999, respectively. No significant gain or loss was realized on the sale.

     In June 2001, the Company sold its metals recycling and mill services business in Montreal ("Recyclage") for net proceeds of $10.3 million. The business, which was part of the Metals Services Group, generated revenue of $3 million, $8.2 million, and $8.8 million, and income from operations of $0.3 million, $1.3 million, and $1.3 million, in 2001, 2000, and 1999, respectively. The gain on sale of $4.3 million is included in "Other income and expense -- net."

     On April 7, 2000, Oldco sold its metals recycling and mill services business in the United Kingdom for net proceeds of $47.7 million. The business, which was part of the Metals Services Group, generated annual revenue of $29.9 million and $81.2 million, and income from operations of $2.4 million and $3.5 million, in 2000 and 1999, respectively.

     In June 1999, Oldco sold the assets of BEC for $23.1 million resulting in a gain on sale of $1.0 million. The business, whose results are included in Industrial Outsourcing Group, generated annual revenue of $20.7 million and loss from operations of $(0.8) million in 1999.

DISCONTINUED OPERATIONS

     On May 18, 1999, Oldco sold its investment in Philip Utilities Management Corp. ("PUMC") for cash proceeds of $70,104, resulting in a gain on sale of $39,115. The operations of PUMC, previously reported as the utilities management division, are reflected as discontinued operations. In December 1998, Oldco made the decision to discontinue the non-ferrous and copper operations of its Metals Services business. The sale of certain aluminum operations included in the non-ferrous operations was completed on January 11, 1999 for a total consideration of approximately $69,500. During 1999 and 2000 the remainder of the operations in these segments were closed or sold, except for three operations with annual revenue of approximately $7,000, which have been transferred to continuing operations.

     Revenue from the non-ferrous, copper and utilities management operations, net of intercompany revenue, was $3,730 and $2,347 for the three months ended March 31, 2000 and nine months ended December 31, 2000, respectively, and $74,682 for the fiscal year ended December 31, 1999. Net earnings from discontinued operations in the Consolidated Statements of Earnings is presented net of applicable income tax provision of $0 for the three months ended March 31, 2000 and nine months ended December 31, 2000; and $674 for the fiscal year ended December 31, 1999.

4.   ACCOUNTS RECEIVABLE (in thousands)

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  2001            2000
                                                              ------------    ------------
Billed trade receivables....................................    $229,834        $222,936
Accrued revenue not yet billed..............................      40,444          41,272
                                                                --------        --------
Total accounts receivable...................................     272,456         264,208
Allowance for doubtful accounts.............................     (36,784)        (20,980)
                                                                --------        --------
Net accounts receivable.....................................    $233,494        $243,228
                                                                ========        ========

5.   OTHER CURRENT ASSETS (in thousands)

                                                                DECEMBER 31,    DECEMBER 31,
                                                                    2001            2000
                                                                ------------    ------------
Costs in excess of billings.................................      $14,939         $17,759
Non-trade receivables.......................................       15,405          16,835
Consumable supplies.........................................       10,616          14,585
Proceeds receivable on sale of UK Metals business(a)........           --           3,281
Other.......................................................        9,321          16,093
                                                                  -------         -------
                                                                  $50,281         $68,553
                                                                  =======         =======

(a) On April 7, 2000, Oldco sold its metals recycling and mill services business in the United Kingdom for net proceeds of $47,684. On May 25, 2000, the Canadian Court ordered the distribution of approximately $44,587 of the net proceeds, which were used to pay down the term debt of the Company.

6.   PROPERTY, PLANT AND EQUIPMENT (in thousands)

                                          DECEMBER 31, 2001                    DECEMBER 31, 2000
                                  ----------------------------------   ----------------------------------
                                             ACCUMULATED    NET BOOK              ACCUMULATED    NET BOOK
                                    COST     DEPRECIATION    VALUE       COST     DEPRECIATION    VALUE
                                  --------   ------------   --------   --------   ------------   --------
Land............................  $ 37,595     $    --      $ 37,595   $ 42,815     $    --      $ 42,815
Landfill sites..................    11,426       2,774         8,651     11,120       1,280         9,840
Buildings.......................    68,170       9,825        58,345     68,837       5,548        63,289
Equipment.......................   203,860      59,905       143,956    185,062      27,122       157,940
Assets under development........     7,105          --         7,105      3,687          --         3,687
                                  --------     -------      --------   --------     -------      --------
                                  $328,156     $72,504      $255,652   $311,521     $33,950      $277,571
                                  ========     =======      ========   ========     =======      ========

7.   OTHER ASSETS (in thousands)

                                                                DECEMBER 31,    DECEMBER 31,
                                                                    2001            2000
                                                                ------------    ------------
Restricted investments(a)...................................      $40,513         $40,920
Other.......................................................       17,223          11,212
                                                                  -------         -------
                                                                  $57,737         $52,132
                                                                  =======         =======

(a) Restricted investments are controlled by the Company's wholly owned insurance subsidiary, and, as at December 31, 2001, approximately $38,390 (December 31, 2000 -- $31,183) had been pledged as security for the Company's insurance liabilities. The restricted investments are held primarily in US and foreign government and commercial debt instruments rated AA or better by Moodys and Standard & Poors.

8.   ACCRUED LIABILITIES (in thousands)

     Accrued liabilities consist of the following:

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  2001            2000
                                                              ------------    ------------
Insurance claims outstanding(a).............................    $ 50,476        $ 44,332
Accrued employee compensation and benefit costs.............      15,665          30,852
Accrued purchases...........................................       6,404          11,769
Accrued closure costs.......................................       6,155          11,501
Billings in excess of costs.................................       7,209           5,837
Accrued waste material disposal costs.......................       3,942           4,672
Accrued environmental costs.................................       4,526           1,967
Accrued other...............................................      20,764          21,528
Income taxes payable........................................         434             779
                                                                --------        --------
                                                                $115,574        $133,237
                                                                ========        ========

(a) The Company determines its insurance claims liability using actuarial principles on an undiscounted basis. The Company retains liability for (i) workers' compensation claims of up to $1,000 for any one occurrence; (ii) auto and general liability claims of up to $1,000 for any one occurrence; and (iii) certain property claims up to $2,000 for any one occurrence. The Company purchased additional insurance that limits the Company's aggregate exposure in any one year through October 1, 2001 to losses of $1,500 for auto and general liability claims (above the $100 retention per claim); $5,000 certain for insured environmental liabilities (above the $100 retention per claim); and $14,000 for workers' compensation claims (without retention). To the extent that any insurance carrier is unable to meet its obligations under existing insurance policies, the Company could be liable for the defaulted amount. From time to time, other retention amounts apply because claims arise under policies of subsidiary, acquired or predecessor companies.

     Various insurance policies prior to June of 1999, including workers' compensation policies, were placed with Reliance Insurance Company and/or its former subsidiary companies ("Reliance Insurance"). On October 3, 2001, the Insurance Commissioner of Pennsylvania placed Reliance Insurance into liquidation. State guaranty associations have been ordered to assume the insured obligations of Reliance Insurance, subject to statutory limitations. Until such plans are finalized by the various state associations, there is a risk that the Company could be liable for some portion of the $4,700 claims which are contractually covered by Reliance. Cash and letters of credit on deposit with Reliance Insurance are specifically dedicated to the Company's retained liability of up to $500 per occurrence and should not be pooled or otherwise used to settle Reliance Insurance liabilities. The Company has recorded a charge of $4,700 to reflect the potential exposure pending further clarification of the liabilities by the courts.

     Accrued closure costs are as follows:

                                          BALANCE AT                                        BALANCE AT
                                          3/31/2000    ADDITIONS   ADJUSTMENTS   SPENDING   12/31/2000
                                          ----------   ---------   -----------   --------   ----------
    Severance...........................   $ 3,954      $ 4,827           --     $ (4,464)   $ 4,318
    Other exit costs....................     9,235        6,846           --       (8,897)     7,183
                                           -------      -------      -------     --------    -------
                                           $13,189      $11,673           --     $(13,361)   $11,501
                                           =======      =======      =======     ========    =======

                                          BALANCE AT                                        BALANCE AT
                                          12/31/2000   ADDITIONS   ADJUSTMENTS   SPENDING   12/31/2001
                                          ----------   ---------   -----------   --------   ----------
    Severance...........................   $ 4,318      $  577       $  (261)    $(3,724)    $   910
    Other exit costs....................     7,183       3,733          (872)     (4,800)      5,244
                                           -------      ------       -------     -------     -------
                                           $11,501      $4,310       $(1,133)    $(8,542)    $ 6,155
                                           =======      ======       =======     =======     =======

     Adjustments reflecting reductions in exit costs were recorded when certain facilities were closed and disposed of sooner than had been originally planned. In some cases, severance accruals were reversed when employees were terminated prior to completion of the originally planned retention period. Additions and adjustments have been recorded as special charges in the Consolidated Statements of Earnings (see Note 13).

9.   LONG-TERM DEBT (in thousands except per share amounts)

                                                                DECEMBER 31,    DECEMBER 31,
                                                                    2001            2000
                                                                ------------    ------------
Credit facility
  Term debt(a)..............................................      $170,905        $188,598
  Convertible payment-in-kind debt(a).......................       118,997         107,660
Unsecured payment-in-kind notes(b)..........................        43,508          39,228
Revolving operating facility(c).............................        12,129              --
Loans collateralized by certain assets having a net book
  value of $8,292 bearing interest at a weighted average
  fixed rate of 5.9% (2000 -- 6.4%) maturing at various
  dates up to 2020..........................................         4,332           4,703
Loans collateralized by certain assets having a net book
  value of $2,426 bearing interest at prime plus a weighted
  average floating rate of 2% (2000 -- 1.5%) maturing at
  various dates up to 2004..................................         2,038           2,298
Obligations under capital leases on equipment bearing
  interest at rates varying from 1% to 22% maturing at
  various dates to 2007.....................................         2,304           4,783
                                                                  --------        --------
                                                                   354,213         347,270
Less current maturities of long-term debt...................         2,692           4,358
Less current borrowings on operating facility...............        12,129              --
                                                                  --------        --------
                                                                  $339,392        $342,912
                                                                  ========        ========

(a) Term Debt and Convertible Payment-In-Kind Debt

     As of March 31, 2000, the Company entered into a $335,825 term credit facility. Concurrently, the Company entered into the revolving operating facility ("senior debt"). See Note 9(c). The term debt of $250,000 contemplated under the Plan was reduced to $235,825 on Plan implementation due to the repayment of $14,175 from proceeds of asset sales. The credit facility provides term debt of $235,825 ("term debt") and $100,000 in convertible payment-in-kind debt ("PIK debt"). The credit facility matures on March 31, 2005 and bears interest at a fixed rate of 9% for the term debt and 10% for the PIK debt. Interest payments on the term debt are due quarterly in arrears, up to a maximum of $20,000 in the first year, and on the PIK debt, interest is payable in full on March 31, 2005. The term debt or any part thereof and/or all of the PIK debt may be prepaid and redeemed by the Company at any time during the agreement once the revolving operating facility has been terminated. The Company must pay a redemption premium of between 1% and 5% on the amount of the term debt being redeemed and between 8 1/3% and 25% on the amount of the PIK debt being redeemed excluding mandatory prepayments. The PIK debt is convertible by the lenders at any time into shares of common stock of PSC at an initial conversion price of $11.72 per share, which was in excess of the fair market value of PSC on a per share basis, determined based on an enterprise valuation as discussed in Note 1.

     The Company generally is required to repay the term debt first and then the PIK debt in an amount equal to:

     (i) 25% of the net asset-sale proceeds from the disposition of assets sold other than in the ordinary course of business after first paying off various tranches of senior debt and collateralizing letters of credit.

     (ii) the net proceeds from any foreign subsidiary dispositions in excess of $1,000 annually.

     The Company is also required yearly for the first two years and quarterly after that, to repay the term debt first and then the PIK debt in an amount equal to 75% of the cash flow available for debt service.

     During 2000, the Company made mandatory prepayments of the term debt relating to net asset sales of $47,227, including the sale of the UK Metals business. During 2001, the Company made mandatory prepayments relating to net asset sales of $17,693, reducing the term debt to $170,905 as at December 31, 2001.

     The credit facility and the revolving operating facility ("facilities") are guaranteed jointly and severally by PSC and substantially all of its direct and indirect wholly owned subsidiaries and are collateralized by security interests in the assets of PSC and substantially all of its direct and indirect wholly owned subsidiaries and a pledge of securities of substantially all of its direct and indirect wholly owned subsidiaries.

     The facilities contain certain restrictive covenants, including limitations on the incurrence of indebtedness, the sale of assets, the incurrence of liens, the making of specified investments, and the payment of cash dividends. In addition, the Company is required to satisfy, among other things, certain financial covenants, including specified amounts of EBITDA and maximum capital expenditures.

     The facilities contain cross-default provisions.

     Under the facilities, the Company is required to meet certain financial covenants. See Note 9(c) for a description of recent amendments to these covenants and execution of a new mezzanine facility.

(b) Unsecured Payment-in-Kind Notes

     Under the Plan, the Company issued an aggregate amount of $48,000 of unsecured payment-in-kind notes ("unsecured notes"). The unsecured notes mature on April 15, 2010 and bear interest at a fixed rate of 6%. The interest is payable semi-annually on April 15 and October 15, and can be paid up to April 15, 2005 in cash or additional unsecured notes, at the option of the Company. The Company had issued an additional $2,314 of unsecured notes as of December 31, 2001 in payment of interest. If a change in control occurs, the Company is required to make an offer to purchase an amount of unsecured notes equal to the present value of the remaining scheduled payments of principal and interest, discounted at 16%, plus accrued interest thereon. The unsecured notes will bear interest at a rate of 12% from the date of a change in control until such time as the unsecured notes are redeemed. The unsecured notes provide for annual mandatory sinking fund payments equal to 20% of the aggregate principal amount of the outstanding unsecured notes at April 15, 2005, plus all accrued and unpaid interest thereon, commencing April 15, 2006. At December 31, 2001, the unsecured notes were recorded at $38,129 (December 31, 2000 -- $34,354).

     Under the Plan, the Company issued an aggregate amount of $18,000 of unsecured convertible payment-in-kind notes ("unsecured convertible notes"). The unsecured convertible notes mature on April 15, 2020 and bear interest at a fixed rate of 3% starting April 15, 2003. The interest is payable semi-annually on April 15 and October 15. The unsecured convertible notes may be converted at any time into shares of common stock of PSC at an initial conversion price of $30 per share. If a change in control occurs, the Company is required to make an offer to purchase an amount of unsecured convertible notes equal to between 64% and 100% of the principal amount of unsecured convertible notes outstanding, plus accrued interest thereon. The unsecured convertible notes will bear interest at a rate of 12% from the date of a change in control until such time as the unsecured convertible notes are redeemed. In the twelve months ended December 31, 2001, unsecured convertible notes with a face value of $695 were converted into 23,174 shares of common stock pursuant to the terms of the indenture covering the unsecured convertible notes. At December 31, 2001, the unsecured convertible notes were recorded at $5,379 (December 31, 2000 -- $4,874).

     The unsecured notes contain provisions whereby an acceleration under the facilities causes a default under the notes. In addition, the facilities contain provisions whereby a default under the unsecured notes causes a default under the facilities.

(c) Revolving Operating Facility

     The revolving operating facility provides for a revolving line of credit, subject to a borrowing base formula calculated on accounts receivable, of up to $195,000. The revolving operating facility matures on April 8, 2003.

     Borrowings under the revolving operating facility bear interest at a rate equal to the base rate (which is based on the Wells Fargo Bank "prime rate") plus 1% on Tranche A advances, 3% on Tranche B-Prime advances, and the greater of 11.5% or the base rate plus 5% on Tranche Sub-B advances or at the option of the Company on Tranche A advances at a rate equal to the LIBOR rate plus 3%. A letter of credit issuance fee of .25% plus an annual fee of 2.75% is charged on the amount of all outstanding letters of credit issued under Tranche A. Letters of credit issued under Trance Sub-B bear an interest rate of 10.075%.

     The Company is required to pay annually an agency fee and an annual fee equal to $150,000 and $750,000, respectively, and a monthly loan servicing fee equal to $20,000 for Tranches A and B-Prime. The Tranche Sub-B Agency fee is $10,000 paid monthly. In addition, the Company is required to pay monthly an unused line of credit fee equal to 0.375%, 0.75%, and 2.0% per annum on the average unused portion of Tranche A, Tranche B-Prime, and Tranche Sub-B, respectively, under the revolving operating facility. At December 31, 2001, the Company's borrowing base formula limited the availability of the revolving operating facility to approximately $119,276. The Company had undrawn capacity under the revolving operating facility of approximately $22,865, net of borrowings and outstanding letters of credit of approximately $96,411.

     The credit facility and the revolving operating facility contain certain restrictive covenants, including limitations on the incurrence of indebtedness, the sale of assets, the incurrence of liens, the making of specified investments, and the payment of cash dividends. In addition, the Company is required to satisfy, among other things, certain financial covenants, including specified amounts of EBITDA and maximum capital expenditures.

     The credit facility and the revolving operating facility contain cross-default provisions.

     Under the facilities, the Company is required to meet certain financial covenants. During 2001, the Company was negatively impacted by the general slowdown in the economy, poor conditions in the steel industry, the bankruptcy of major customers, and the events of September 11, among other matters. The Company was unable to meet its EBITDA and interest coverage covenants and as a result sought relief in March 2001 and again in May 2001. In November 2001, additional amendments to the revolving operating facility and the credit facility were executed by the lenders, reducing the EBITDA and interest coverage requirements for the third quarter. Notwithstanding these amendments, the Company still was unable at September 30, 2001 to project continued covenant compliance for the following 12 months. Accordingly, issues of whether the Company was a going concern were raised, and balances under the credit facility and revolving operating facility were classified as current.

     During the fourth quarter the Company was unable to obtain surety bonds from its providers at an acceptable cost, and the Company began to issue letters of credit in lieu of performance bonds. Letters of credit reduce availability under the revolving operating facility by the full face amount of the letter. This increase in letter of credit usage eventually reduced the availability of advances under the revolving operating facility to an amount inadequate to sustain day-to-day operations.

     During the first quarter of 2002, and pending agreement on permanent additional financing, the revolving operating facility was amended, utilizing the optional overadvance provisions, first by $11,000 and then by an additional $20,000. These advances of $31,000 were repaid when the mezzanine financing, described below, was put in place.

     On April 12, 2002, the revolving operating facility was amended to provide for the mezzanine financing. The amendments increase the maximum amount that may be borrowed under the revolving operating facility (exclusive of optional overadvances) to $195,000 from $175,000. In addition, the revolving operating facility was amended to add a new Tranche Sub-B in the amount of $70,000. Because the defined borrowing base under Tranche Sub-B is more liberal than under Tranches A or B-Prime, and because a reserve of $25,000 is not deducted from the borrowing base under Tranche Sub-B as it is under Tranches A and B-Prime, the net effect is to provide availability under Tranche Sub-B at times when there is no availability under Tranches A and B-Prime. Tranche Sub-B is a revolving facility, except that any payments of principal as a result of asset sales (other than in the ordinary course of business) automatically reduce the availability under Tranche Sub-B.

     The covenants under the revolving operating facility were amended to eliminate the interest coverage ratio, to waive the default under the EBITDA covenant for the period ended December 31, 2001, and to lower the EBITDA covenant requirement to $4,600, $9,700, $14,800, and $20,400 for the cumulative year-to-date periods ending March 31, June 30, September 30, and December 31, 2002, respectively.

     The revolving operating facility was also amended to extend the maturity date of the facility to April 8, 2003 from September 30, 2002.

     Investors are referred to the full text of the documents filed as exhibits to this Form 10-K.

     The Company's credit facility and the intercreditor agreement among the Company's lenders were amended primarily to permit or facilitate the changes to the revolving operating facility. In addition, the interest coverage ratio under the credit facility was eliminated, the EBITDA covenant requirements reduced for periods ending March 31, 2002 and thereafter, and the default under the EBITDA covenant for the period ended December 31, 2001 waived.

(d) The various components of long-term debt described in Note 9 (a) and (b) (the "Company's Public Debt Instruments") are financial instruments. The Company's Public Debt Instruments were discounted from face value to their fair market value on March 31, 2000 (Fresh Start). As of December 31, 2000, the carrying value at that time approximated fair market value. During 2001, there have been changes in market interest rates, a general decline in the availability of credit, and disappointing financial performance by the Company. It is likely that these factors have caused the fair market value of the Company's Public Debt Instruments to be materially less than the current carrying value. There is no public market in the Company's Public Debt Instruments, and, therefore, the Company is unable to determine their fair market value.

(e) The aggregate amount of payments required to meet long-term debt installments in each of the next five years is as follows:

    2002........................................................    $  1,612
    2003........................................................       1,715
    2004........................................................         828
    2005........................................................     290,532
    2006........................................................         574
    Thereafter..................................................      44,518

10. OTHER LIABILITIES (in thousands)

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  2001            2000
                                                              ------------    ------------
Accrued environmental costs.................................    $67,821         $74,821
Other.......................................................      2,230           7,108
                                                                -------         -------
                                                                $70,051         $81,929
                                                                =======         =======

11. STATEMENT OF CASH FLOWS (in thousands)

CHANGES IN ASSETS AND LIABILITIES

                                                                                  PREDECESSOR COMPANY
                                                                                  -------------------
                                              YEAR ENDED     NINE MONTHS ENDED    THREE MONTHS ENDED
                                             DECEMBER 31,      DECEMBER 31,            MARCH 31,
                                                 2001              2000                  2000
                                             ------------    -----------------    -------------------
                                                                                      (UNAUDITED)
Accounts receivable........................    $    710           $74,354              $(22,017)
Inventory for resale.......................       9,243            (7,254)               (1,515)
Proceeds from sale of businesses...........       3,281            44,587                    --
Other Assets...............................      14,134            15,098                  (611)
Accounts payable, accrued liabilities, and
  other liabilities........................     (26,999)          (40,793)                4,959
Income taxes payable.......................        (345)             (935)                1,939
                                               --------           -------              --------
                                               $     24           $85,057              $(17,245)
                                               ========           =======              ========

SUPPLEMENTAL CASH FLOW INFORMATION

     The supplemental cash flow disclosures and non-cash transactions for the year ended December 31, 2001, the nine months ended December 31, 2000, and the three months ended March 31, 2000 are as follows:

                                                                                  PREDECESSOR COMPANY
                                                                                  -------------------
                                              YEAR ENDED     NINE MONTHS ENDED    THREE MONTHS ENDED
                                             DECEMBER 31,      DECEMBER 31,            MARCH 31,
                                                 2001              2000                  2000
                                             ------------    -----------------    -------------------
                                                                                      (UNAUDITED)
Supplemental Disclosures:
Interest paid..............................    $17,854            $13,502               $  951
Income taxes paid..........................      2,641              3,668                2,248
Debt incurred on the purchase of property
  and equipment............................      1,510              1,785                2,782
Notes receivable issued/paid on the
  sale/purchase of equipment...............      1,663              1,610                   --

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

13. SPECIAL CHARGES (in thousands)

2001

     The special charges are composed of the following:

Business units, locations or activities to be exited:
  Assets written down to estimated net realizable value of
     $-0-...................................................  $   204
  Severance costs...........................................      316
  Other exiting costs.......................................    2,862
Business units, locations or activities to be continued:
  Assets written down to estimated net realizable value of
     $200...................................................    1,809
  Process re-engineering costs..............................    6,744
                                                              -------
Pre-tax.....................................................  $11,935
                                                              =======
After tax...................................................  $11,935
                                                              =======

Asset impairments and other costs recorded as special charges

     During 2001, the Company has continued to seek operating efficiencies and identified locations or business units to be closed. Included in the special charges are non-cash costs for asset impairments of $204 and $3,178 in cash costs for severance and other exit costs to be incurred at these locations. Approximately 48 employees are to be terminated as a result of these restructurings, of which 24 had not yet been terminated at December 31, 2001.

     In addition, a patent infringement lawsuit was settled during the year in which the Company agreed to discontinue the use of certain equipment parts at an ongoing operation. An assessment of the recoverability of the net asset value for this equipment resulted in a non-cash asset impairment charge of $1,809.

Process re-engineering costs

     During 2000, the Company embarked on an initiative, the PSC Way, to standardize business processes to allow it to operate more efficiently and share information and best practices. This initiative includes defining common business processes related to transactional functions as well as client relationships and includes establishing a common management systems platform. The total cash costs for the PSC Way initiative in 2001 were $12,166, of which $5,422 was capitalized to fixed assets and $6,744 is included in special charges as process re-engineering costs. The PSC Way initiative will continue into 2002 with additional cash costs expected of approximately $3,000.

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
                                                              =======

     In the fourth quarter of 2000, the Company made the decision to exit its European industrial outsourcing operations due to its limited geographical presence following the sale of the UK Metals business in the second quarter. Included in special charges are $4,057 in non-cash charges for asset impairments and $757 in cash costs related to severance and other exit costs.

     The Company made the decision in 2000 to close and/or consolidate several locations. Included in special charges are cash costs of $5,234 for severance and other exit costs and $1,626 in non-cash costs relating to asset impairments.

     Approximately 132 employees were to be terminated as a result of these restructurings, of which 17 remained to be terminated as of December 31, 2001.

     The total cash costs for the PSC Way initiative in 2000 were $8,636, of which $3,193 was capitalized to fixed assets and $5,443 is included in special charges as process re-engineering costs.

14. REORGANIZATION COSTS (in thousands)

     The expenses resulting from Oldco's reorganization have been segregated from expenses related to operations in the accompanying Consolidated Statements of Earnings and include the following:

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
                                                                 =======              ========

15. EARNINGS PER SHARE (in thousands)

                                                                                     NINE MONTHS
                                                                YEAR ENDED              ENDED
                                                             DECEMBER 31, 2001    DECEMBER 31, 2000
                                                             -----------------    -----------------
Net loss for the period -- basic and diluted.............        $(78,135)            $(45,509)
                                                                 --------             --------
Number of shares of common stock outstanding.............          24,296               24,042
Effect of using weighted average shares of common stock
  outstanding............................................             (16)                  (5)
Restricted shares issued -- unvested.....................            (220)                  --
                                                                 --------             --------
Basic and diluted weighted average number of shares of
  common stock outstanding...............................          24,060               24,037
                                                                 ========             ========

     The weighted average number of shares of common stock outstanding and the basic and diluted earnings (loss) per share for the Predecessor Company are required to be disclosed under generally accepted accounting principles. However, these amounts have not been presented as they are not comparable to subsequent periods due to the restructuring and the implementation of fresh start reporting, and management, in compiling this information, believes these amounts would not be meaningful.

16. DERIVATIVE FINANCIAL AND COMMODITY INSTRUMENTS

     At both December 31, 2001 and December 31, 2000, the Company had no derivative instruments outstanding. The Predecessor Company utilized interest rate swaps and collars to fix the interest rate on a portion of its floating rate debt and thereby manage the interest rate risk associated therewith. The credit risk of counterparty fulfillment on all such contracts is mitigated by dealing only with credit worthy major public financial institutions.

17. COMMON STOCK (in thousands except number of shares/options and per share amounts)

                                                                DECEMBER 31,    DECEMBER 31,
                                                                    2001            2000
                                                                ------------    ------------
Share capital consists of:
Authorized:
  10,000,000 shares of preferred stock
  90,000,000 shares of common stock
Outstanding:
Shares of common stock
  Number....................................................     24,295,818      24,041,946
  Dollars...................................................     $  118,920      $  118,544

     The outstanding share capital of the Company comprises the following:

                                                                     COMMON STOCK
                                                                ----------------------
                                                                  NUMBER       AMOUNT
                                                                ----------    --------
Balance -- March 31, 2000...................................    24,000,000    $118,294
Shares issued for cash......................................        41,946         250
                                                                ----------    --------
Balance -- December 31, 2000................................    24,041,946    $118,544
Shares issued in 3% note conversion.........................        23,174         200
Restricted stock issued.....................................       230,698         176
                                                                ----------    --------
Balance -- December 31, 2001................................    24,295,818    $118,920
                                                                ==========    ========

     The Company has allotted and reserved 9,132,423 shares of common stock issuable under the PIK debt and the unsecured convertible notes. As at December 31, 2001, 23,174 of these shares had been issued.

STOCK OPTIONS

     On the Plan effective date, the Company issued 1,000,000 common stock options to Mr. Anthony G. Fernandes, the President and CEO, at exercise prices ranging from $5.96 to $8.69 per share. These prices were in excess of the Company's fair market value on a per share basis as at the Plan effective date determined based on an enterprise valuation as discussed in Note 1. Upon the departure of Mr. Fernandes from the Company on March 31, 2002, 500,000 of such options had vested and will be exercisable until their expiration on March 31, 2005. The rest of these options were cancelled.

     The Company has allotted and reserved 1,040,000 shares of common stock under its 2000 Stock Option Plan ("Option Plan") Under the Option Plan, options vest annually over a four year period and may be granted to purchase shares of common stock of the Company at the greater of the then-current market price or $6.83. The options have a term of not more than ten years from the date of grant. Options granted under the Option Plan may be either incentive stock options, which are intended to meet the requirement of Section 422 of the Internal Revenue Code, or non-qualified stock options. The Company had granted 929,053 options under the Option Plan as at December 31, 2001 at an exercise price of $6.83.

17. COMMON STOCK (in thousands except number of shares/options and per share amounts) (continued)


                                                                            WEIGHTED AVERAGE
                                                                SHARES       EXERCISE PRICE
                                                               ---------    ----------------
Options outstanding at March 31, 2000.......................          --         $  --
  Granted...................................................   1,588,000          6.95
  Exercised.................................................          --            --
  Forfeited.................................................          --            --
                                                               ---------         -----
Options outstanding at December 31, 2000....................   1,588,000          6.95
  Granted...................................................     341,054          6.83
  Exercised.................................................          --            --
  Forfeited.................................................     (72,629)         6.83
                                                               ---------         -----
Options outstanding at December 31, 2001....................   1,856,425         $6.93
                                                               ---------         -----

     There were 382,125 options exercisable at December 31, 2001 with a range of exercise prices from $5.96 to $8.69 and a weighted average exercise price of $6.95. As of December 31, 2000, there were no options exercisable.

     SFAS No. 123 "Accounting for Stock Based Compensation," issued in October 1995, defines a fair value based method of accounting for employee stock options. Under this fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the exercise period. However, SFAS No. 123 allows an entity to continue to measure compensation cost in accordance with Accounting Principle Board Statement No. 25 ("APB 25"). The Company has elected to measure compensation costs related to stock options in accordance with APB 25 and recognizes no compensation expense for stock options granted at or above the grant date stock price. Accordingly, the Company has adopted the disclosure only provisions of SFAS No. 123.

     If compensation costs were measured using the fair value of the stock options on the date of grant in accordance with SFAS No. 123 the Company's net loss would be as follows:

                                                      YEAR ENDED              NINE MONTHS ENDED
                                                   DECEMBER 31, 2001          DECEMBER 31, 2000
                                                -----------------------    -----------------------
                                                AS REPORTED    PROFORMA    AS REPORTED    PROFORMA
                                                -----------    --------    -----------    --------
Net loss....................................     $(78,135)     $(78,167)    $(45,509)     $(46,657)
Basic and diluted loss per share............     $  (3.25)     $  (3.25)    $  (1.89)     $  (1.94)

     The weighted average fair value of options granted during the year ended December 31, 2001 was $0.76. The fair value of each option was determined using the Black-Scholes option valuation model with the following assumptions: (i) risk free interest rate of 4.67%, (ii) expected volatility of 94.73%, (iii) expected option life ranging from five to ten years, and (iv) no annualized dividend yield.

     The weighted average fair value of options granted during the nine months ended December 31, 2000 was $4.06. The fair value of each option was determined using the Black-Scholes option valuation model with the following assumptions:
(i) risk free interest rate of 5.09%, (ii) expected volatility of 76.08, (iii) expected option life ranging from 5 to 10 years, and (iv) no annualized dividend yield.

     The stock option information for the Predecessor Company is required under generally accepted accounting principles. However, this information has not been presented as all outstanding options of the Predecessor Company were eliminated during the restructuring, and management, in compiling this information, believes that this information would not be meaningful.

RESTRICTED STOCK

     The Company has allotted and reserved 1,000,000 shares of common stock under its 2002 Officers' Stock-Based Bonus Plan ("Bonus Plan") and 200,000 shares of common stock under its 2002 Non-Employee Directors Restricted Stock Plan ("Restricted Stock Plan"). Under the Bonus Plan, the Company may grant restricted shares, options, SARs and phantom stock to officers of the Company or its subsidiaries. As at December 31, 2001, 200,870 restricted shares had been granted under the Bonus Plan. Such restricted shares generally vest 1/4 annually for the first four years after the date of grant. Under the Restricted Stock Plan, the Company is required to grant to each director who is not an employee of the Company, on the first business day of every quarter, restricted shares with a fair market value of $2,500. As at December 31, 2001, 29,828 restricted shares had been granted under the Restricted Stock Plan. Such restricted shares generally vest 1/4 annually for the first four years after the date of grant.

     Summary of Restricted Stock Issued:  ($ in thousands)

                                                                       DECEMBER 31, 2001
                                                              -----------------------------------
                                                              BONUS PLAN    RESTRICTED STOCK PLAN
                                                              ----------    ---------------------
Shares of restricted stock issued...........................    200,870             29,828
Shares of restricted stock vested...........................         --             10,974
Fair value at issuance......................................   $   68.6            $  87.0

18. INCOME TAXES (in thousands)

     The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, the Company provides deferred income taxes for the tax effects of temporary differences between the financial reporting and income tax bases of the Company's assets and liabilities.

     The Company is organized under the laws of the State of Delaware and is regarded as a United States corporation for the purposes of this note. The Predecessor Company was organized under the laws of Ontario and is regarded as a Canadian corporation for purposes of this note.

     The Company has net operating loss carryforwards in the U.S. of approximately $290,000. The US net operating loss carryforwards expire between the years 2007 and 2021. The Company has approximately $98,000 in excess interest deductions carryforwards which carry forward indefinitely.

     Distribution of the new common stock of the Company to the Company's creditors pursuant to the Plan has resulted in an ownership change as defined in
Section 382 of the Internal Revenue Code. As a result, the Company's ability to utilize $144,000 of its net operating loss carryforwards and its excess interest deduction carryforwards is limited.

     Certain future events may result in the net operating loss and excess interest deduction carryforwards being utilized in the Company's future income tax returns, which the Company will record as a reduction in the valuation allowance. To the extent the utilized amount relates to a period prior to the reorganization, the associated credit will be to additional paid-in capital in accordance with the principles of fresh start reporting. To the extent the utilized amount relates to a period subsequent to the reorganization, the associated credit will be to the tax provision.

                                                                            PREDECESSOR COMPANY
                                                                     ----------------------------------
                                 YEAR ENDED     NINE MONTHS ENDED    THREE MONTHS ENDED     YEAR ENDED
                                DECEMBER 31,      DECEMBER 31,           MARCH 31,         DECEMBER 31,
                                    2001              2000                  2000               1999
                                ------------    -----------------    ------------------    ------------
                                                                        (UNAUDITED)        (UNAUDITED)
Earnings (loss) from
  continuing operations
  before tax and
  reorganization costs
U.S. .......................      $(82,282)         $(32,813)             $13,259           $(125,433)
Non U.S. ...................         6,148            (6,247)               7,200               3,479
                                  --------          --------              -------           ---------
Total.......................      $(76,134)         $(39,060)             $20,459           $(121,954)
                                  ========          ========              =======           =========

     Federal, state and foreign income tax provisions (benefits) are as follows:

                                                                            PREDECESSOR COMPANY
                                                                     ----------------------------------
                                 YEAR ENDED     NINE MONTHS ENDED    THREE MONTHS ENDED     YEAR ENDED
                                DECEMBER 31,      DECEMBER 31,           MARCH 31,         DECEMBER 31,
                                    2001              2000                  2000               1999
                                ------------    -----------------    ------------------    ------------
                                                                        (UNAUDITED)        (UNAUDITED)
U.S. -- Federal and state
  Current...................       $  600            $1,124               $   690            $   417
  Deferred..................           --                --                    --                 --
                                   ------            ------               -------            -------
                                      600             1,124                   690                417
                                   ------            ------               -------            -------
Non U.S
  Current...................          253               202                   166             (6,033)
  Deferred..................        1,148             2,849                    --                 --
                                   ------            ------               -------            -------
                                    1,401             3,051                   166             (6,033)
                                   ------            ------               -------            -------
Total.......................       $2,001            $4,175               $   856            $(5,616)
                                   ======            ======               =======            =======

     The Company's income tax expense (benefit) comprises the following:

                                                                            PREDECESSOR COMPANY
                                                                     ----------------------------------
                                 YEAR ENDED     NINE MONTHS ENDED    THREE MONTHS ENDED     YEAR ENDED
                                DECEMBER 31,      DECEMBER 31,           MARCH 31,         DECEMBER 31,
                                    2001              2000                  2000               1999
                                ------------    -----------------    ------------------    ------------
                                                                        (UNAUDITED)        (UNAUDITED)
Income tax expense (benefit)
  based on statutory
  effective income tax
  rates.....................      $(26,504)         $(13,671)             $    43           $(128,373)
(Increase) decrease in
  income tax benefit
  resulting from:
  Tax rate differentials in
     other jurisdictions....           241               480                 (269)              4,613
  Domestic taxes on foreign
     earned income..........         1,750             1,998                   --                  --
  Non-deductible expenses...           568               933                  113               2,618
Other non-deductible
  expenses relating to
  special charges...........            --               839                  988              15,685
Valuation allowance.........        27,889            14,184                1,140             104,924
Other.......................        (1,943)             (588)              (1,159)             (5,083)
                                  --------          --------              -------           ---------
Income tax expense
  (benefit).................      $  2,001          $  4,175              $   856           $  (5,616)
                                  ========          ========              =======           =========

     The provisions for income tax in 2001 and 2000 result from taxes on profits in certain foreign jurisdictions and state income taxes on profits in certain states.

     The net deferred tax liability consists of the following temporary differences:

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  2001            2000
                                                              ------------    ------------
Net operating loss and excess interest deduction
  carryforwards.............................................   $(137,164)      $(105,914)
Accruals not yet deductible and asset basis differences.....     (94,058)        (86,678)
Other.......................................................        (389)           (177)
Valuation allowance.........................................     239,493         201,751
                                                               ---------       ---------
Net deferred tax liability..................................   $   7,882       $   8,982
                                                               ---------       ---------

     The net operating loss carryforwards expire between the years 2007 and 2021. In assessing the value of the deferred tax assets, management considers whether it is more likely than not that all of the deferred tax assets will be realized. Projected future income tax planning strategies and the expected reversal of deferred tax liabilities are considered in making this assessment. In 2001, based on the level of historical taxable income and projections for future taxable income over the periods in which the net operating losses are deductible, it was determined that, at this time, it is more likely than not that the Company will not realize the benefits of deferred tax assets. The valuation allowance increased by $37,742 in 2001, of which $27,889 relates to the change in deferred tax assets for 2001 and $9,853 relates to adjustments made to the deferred tax assets on finalization of the Company's 2000 federal tax return. The valuation allowance increased by $80,487 for the nine months ended December 31, 2000, of which $14,184 relates to the change in deferred tax assets related to the nine-month period and $66,303 relates to the adjustment of deferred tax assets and liabilities resulting from an analysis of book and tax basis differences as of the fresh start reporting date.

     Provisions have not been made for U.S. income taxes on approximately $19,150 of undistributed earnings of foreign subsidiaries as these earnings are considered indefinitely reinvested. These earnings could become subject to U.S. income taxes if they were remitted as dividends, were lent to the Company or a U.S. subsidiary, or if the Company should sell its stock in the subsidiaries. If such earnings were not considered indefinitely reinvested, deferred U.S. income taxes would have been provided of approximately $6,778.

19. RELATED PARTIES (in thousands)

(a) The Company's two largest stockholders, Carl C. Icahn and Stephen Feinberg, have been involved in providing interim financing subsequent to December 31, 2001 pending completion of the mezzanine financing as described in Notes 1, 9, and 24. These stockholders also participate through entities they control in the revolving operating facility described in Note 9(c) and share interest and fees paid on that facility. Additionally, they are participants in the Company's PIK and term debt facilities described in Note 9(a). Mr. Icahn controls approximately $184 million of the Company's debt which was associated with approximately $13 million in interest expense and $1 million in fees during 2001. Mr. Feinburg controls approximately $60 million of the Company's debt which was associated with approximately $4 million in interest expense and $.5 million in fees during 2001. Comparable amounts for 2000 are not available.

(b) The Company has utilized the services of SBI and Company, Inc. ("SBI") for information technology services associated with the PSC Way business reengineering project. SBI is partially owned by entities controlled by one of the Company's largest stockholders, Stephen Feinberg. Fees paid to SBI totaled $8,495 and $7,325 in 2001 and 2000, respectively.

(c) Sparrows Point Scrap Processing, LLC. ("SPSP") is a joint venture operation the Company has with AMG Resources Corporation to provide ferrous scrap and scrap handling services to Bethlehem Steel Corporation. Sales to SPSP were $1,246 and $943 in 2001 and the nine months ended December 31,

19. RELATED PARTIES (in thousands)

2000, respectively. Accounts receivable-net due to the Company were $500 and $700 at December 31, 2001 and 2000, respectively.

20. COMMITMENTS (in thousands)

     Future rental payments required under operating leases for premises and equipment are as follows:

2002........................................................    $21,023
2003........................................................     15,031
2004........................................................     11,504
2005........................................................      6,965
2006 and thereafter.........................................     20,360

     Rental expense for the year ended December 31, 2001 and the nine months ended December 31, 2000 amounted to $24,948 and $15,772 respectively.

     Letters of credit issued amounted to $84,282 as at December 31, 2001 (December 31, 2000 -- $69,526).

21. SEGMENTED INFORMATION (in thousands)

     The Company's business operations are organized into the following three segments:

     - Industrial Outsourcing Group, which includes the operations that perform industrial cleaning and maintenance, mechanical services, piping and fabrication, turnaround and outage services, electrical contracting and instrumentation, decommissioning and remediation services services.

     - Environmental Services Group, which includes commercial and industrial by-product collection, processing and disposal, engineered fuel blending, solvent distillation, analytical services, container and tank cleaning services, on-site services, lab packing, household hazardous waste services and emergency response services.

     - Metals Services Group, whose primary operations include ferrous and non-ferrous scrap collection and processing, brokerage and transportation and on-site mill services.

                                                       YEAR ENDED DECEMBER 31, 2001
                                    ------------------------------------------------------------------
                                                                                SHARED
                                    INDUSTRIAL    ENVIRONMENTAL    METALS     SERVICES &
                                    OUTSOURCING     SERVICES      SERVICES   ELIMINATIONS     TOTAL
                                    -----------   -------------   --------   ------------   ----------
Revenue..........................    $698,878       $281,116      $530,161     $     --     $1,510,155
Income (loss) from operations....      23,904         15,151       (19,789)     (56,702)       (37,437)
Income (loss) from operations
  before special charges.........      23,880         18,462       (18,073)     (49,770)       (25,502)
Total assets.....................     211,155        163,821       183,140       81,287        639,403
Depreciation and amortization....      17,985         12,760         9,720        3,673         44,139
Capital expenditures.............      17,398         14,868         8,515        6,236         47,017
Equity investments...............          --             --           704        1,358          2,062

                                                   NINE MONTHS ENDED DECEMBER 31, 2000
                                    ------------------------------------------------------------------
                                                                                SHARED
                                    INDUSTRIAL    ENVIRONMENTAL    METALS     SERVICES &
                                    OUTSOURCING     SERVICES      SERVICES   ELIMINATIONS     TOTAL
                                    -----------   -------------   --------   ------------   ----------
Revenue..........................    $496,870       $216,068      $443,169     $     --     $1,156,107
Income (loss) from operations....      11,848         11,608         3,836      (42,421)       (15,129)
Income (loss) from operations
  before special charges.........      18,866         12,731         3,836      (33,445)         1,988
Total assets.....................     212,449        178,953       222,331      108,816        722,549
Depreciation and amortization....      13,947          9,848         7,709        3,410         34,914
Capital expenditures.............      16,173         10,115         9,837        5,072         41,197
Equity investments...............          --             --         2,978        1,637          4,615

--------------------------------------------------------------------------------

                                                            PREDECESSOR COMPANY
                                      ----------------------------------------------------------------
                                               THREE MONTHS ENDED MARCH 31, 2000 (UNAUDITED)
                                      ----------------------------------------------------------------
                                                                                  SHARED
                                      INDUSTRIAL    ENVIRONMENTAL    METALS     SERVICES &
                                      OUTSOURCING     SERVICES      SERVICES   ELIMINATIONS    TOTAL
                                      -----------   -------------   --------   ------------   --------
Revenue............................    $186,048       $ 57,940      $236,398     $     --     $480,386
Income (loss) from operations......      13,154            230         9,470      (11,041)      11,813
Total assets.......................     234,627        176,502       295,085      161,541      867,755
Depreciation and amortization......       4,599          3,285         3,831          721       12,436
Capital expenditures...............       3,592          2,527         2,255           29        8,403
Equity investments.................          --             --         5,848           --        5,848

                                                           PREDECESSOR COMPANY
                                    ------------------------------------------------------------------
                                                 YEAR ENDED DECEMBER 31, 1999 (UNAUDITED)
                                    ------------------------------------------------------------------
                                                                                SHARED
                                    INDUSTRIAL    ENVIRONMENTAL    METALS     SERVICES &
                                    OUTSOURCING     SERVICES      SERVICES   ELIMINATIONS     TOTAL
                                    -----------   -------------   --------   ------------   ----------
Revenue..........................    $646,002       $266,146      $708,953     $     --     $1,621,101
Income (loss) from operations....     (13,558)         4,199         2,494      (66,087)       (72,952)
Total assets.....................     211,596        182,848       306,625      160,510        861,579
Depreciation and amortization....      21,995         14,642        15,047        2,102         53,786
Capital expenditures.............      11,743          7,823         7,496        2,251         29,313
Equity investments...............       2,728             --         5,348           --          8,076

     The geographical segmentation of the Company's and Predecessor Company's businesses is as follows:

                                                                                         PREDECESSOR COMPANY
                                                                           -----------------------------------------------
                             YEAR ENDED             NINE MONTHS ENDED       THREE MONTHS ENDED           YEAR ENDED
                          DECEMBER 31, 2001         DECEMBER 31, 2000         MARCH 31, 2000          DECEMBER 31, 1999
                       -----------------------   -----------------------   ---------------------   -----------------------
                                    LONG-LIVED                LONG-LIVED              LONG-LIVED                LONG-LIVED
                        REVENUE       ASSETS      REVENUE       ASSETS     REVENUE      ASSETS      REVENUE       ASSETS
                       ----------   ----------   ----------   ----------   --------   ----------   ----------   ----------
                                                                                (UNAUDITED)              (UNAUDITED)
United States........  $1,329,839    $216,342    $  992,342    $218,046    $398,660    $215,656    $1,308,159    $219,471
Canada...............     172,694      51,534       153,453      62,712      47,566      72,007       212,067      74,936
Other................       7,622      41,896        10,312      45,002      34,160      65,111       100,875      60,471
                       ----------    --------    ----------    --------    --------    --------    ----------    --------
                       $1,510,155    $309,772    $1,156,107    $325,760    $480,386    $352,774    $1,621,101    $354,878
                       ==========    ========    ==========    ========    ========    ========    ==========    ========

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

     Certain of the Company's facilities are environmentally impaired as a result of operating practices at the sites prior to their acquisition by the Company. The Company has established procedures to periodically evaluate these sites, giving consideration to the nature and extent of the contamination. The Company has provided for the remediation of these sites based upon management's judgment and prior experience. The Company has estimated the liability to remediate these sites to be $55,899 (December 31, 2000 -- $55,457).

     Certain subsidiaries of the Company have been named as potentially responsible or liable parties under U.S. federal and state superfund laws in connection with various sites. It is alleged that the Company and its subsidiaries or their predecessors transported waste to the sites, disposed of waste at the sites, or operated the sites in question. The Company has reviewed the nature and extent of the allegations, the number, connection and financial ability of other named and unnamed potentially responsible parties and the nature and estimated cost of the likely remedy. Based on its review, the Company has accrued its estimate of its liability to remediate these sites at $16,504 (December 31, 2000 -- $21,331). If it is determined that more expensive remediation approaches may be required in the future, the Company could incur additional obligations, which could be material.

     The liabilities discussed above are disclosed in the Consolidated Balance Sheets as follows:

                                                        2001       2000
                                                       -------    -------
Accrued liabilities..................................  $ 4,582    $ 1,967
Other liabilities....................................   67,821     74,821
                                                       -------    -------
                                                       $72,403    $76,788
                                                       =======    =======

     Estimates of the Company's liability for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions and are inherently difficult, and the ultimate outcome may differ from current estimates. As additional information becomes available, estimates are adjusted. It is possible that technological, regulatory or enforcement developments, the results of environmental studies or other factors could alter estimates and necessitate the recording of additional liabilities, which could be material. Moreover, because PSC has disposed of waste materials at numerous third-party disposal facilities, it is possible that PSC will be identified as a potentially responsible party at additional sites. The impact of such future events cannot be estimated at the current time.

(b) In October 1999, Exxon Corporation ("Exxon") commenced an action in the District Court, Harris County, Texas against International Catalyst, Inc. ("INCAT"), an indirect wholly owned subsidiary of

     PSC, for damages of approximately $32,100 arising from certain work conducted by INCAT at Exxon's Baytown, Texas chemical plant. Exxon alleges that INCAT was responsible for the purchase and installation in 1996 of improper gasket materials in the internal bed piping flange joints of the Baytown plant which caused damages to the facility and consequential losses arising from the shutdown of the plant while repairs were made. Primary and excess insurers of the Company have issued reservation of rights letters. The second excess layer carrier has filed a motion for summary judgment on the issue of denial of coverage, and the first excess layer carrier has joined in that motion. An agreement in principle to settle this litigation has been reached. If the settlement is approved by all interested parties, the Company's liability will be covered by insurance, except for a small deductible.

(c) On September 13, 1999, a lawsuit was filed in state court in Ohio (Ashtabula County), alleging injury to 130 named plaintiffs resulting from evacuation due to a fire and shelter-in-place orders with respect to a sodium filter at an RMI Titanium Company ("RMI") plant in Ashtabula, Ohio. The plaintiffs alleged negligence on the part of RMI and the Company in the removal of sodium from the filter on RMI's premises. Plaintiffs sought actual and punitive damages and their attorneys applied for class action status to represent 500 people affected by the evacuation order and the approximately 4,500 people affected by the shelter-in-place orders. RMI demanded indemnification from PSC under the terms of the contract pursuant to which the work was performed. The Company has a significant retained liability before insurance coverage is triggered. The parties have reached a settlement in principle, which must be approved by the court after a fairness hearing in order to become effective. The Company has accrued for the settlement.

(d) On March 22, 2000, the EPA filed a Complaint and Proposed Compliance Order against the Paint Services Group of Nortru, Inc. ("Nortru"), an indirect wholly owned subsidiary of the Company, relating to a multi-media inspection conducted by the EPA at all Nortru Detroit facilities in March and April 1999. Violations alleged included a failure to repair a crack in a secondary containment system and a failure to engage in proper monitoring of air emissions for certain equipment as required under regulations applicable to large-quantity generators of hazardous wastes. While Nortru has negotiated a settlement relating to this complaint that includes payment of a penalty of $53 and compliance with applicable regulations, the Company believes that the EPA is likely to file other complaints as a result of the 1999 inspections. The Company is unable to predict the nature or amount of its liability under such complaints if and when brought.

(e) On August 6, 2001, Burlington Environmental, Inc. was served with a Complaint and Compliance Order by the U.S. EPA and similar enforcement documents from the Washington Department of Ecology ("Ecology") assessing penalties in excess of $1,000 relating to alleged non-compliance with regulations at three facilities in Washington State and a company laboratory located in Renton Washington. The Complaint alleged violations of and non-compliance with provisions of the facility RCRA permits and state and federal regulations relating to the operations at these facilities. The Company entered negotiations with the EPA that resulted in the filing of a Consent Agreement and Final Order ("CAFO") on January 17, 2002. Under the terms of the CAFO, the Company will pay a fine of approximately $136 in six installments over a six-month period and perform a Supplemental Environmental Project ("SEP") that includes the early closure of one of its Seattle-based RCRA facilities. The anticipated cost of closure and consolidation of operations at other regional facilities is approximately $2,100. Implementation of the SEP will take approximately two years depending upon the Company's ability to obtain the necessary state and local permits to perform the work. Concurrent with the EPA negotiations, the Company negotiated a settlement in principle with Ecology. Final terms have not been established.

(f) The Company is a defendant in lawsuits for which the Company has insurance coverage. Each of these suits is, in the event of an adverse verdict, subject to a deductible. Although the Company does not believe that the uninsured liability from any of these suits would be material, it is not possible to predict the effect of the cumulative deductibles. The Company is named as a defendant in a number of other lawsuits which have arisen in the ordinary course of its business. The Company believes that except as otherwise reported herein, neither the insured litigation nor the other litigation is likely to have a material adverse effect on its business or financial condition and, therefore, has made no provision in these financial statements for the potential liability, if any. The Company is, however, unable to predict the outcome of certain of the forgoing matters and cannot provide assurance that these or future matters will not have a material adverse effect on the results of operations or financial condition of the Company.

(g) Sparrows Point Scrap Processing, LLC. ("SPSP") is a joint venture operation the Company has with AMG Resources Corporation to provide ferrous scrap and scrap handling services to Bethlehem Steel Corporation. Although the Company wrote off the remaining investment (approximately $1,800) in SPSP during 2001 after assessing the recoverability of the investment, a contingency remains for the Company's guarantee of 50% of the operating losses of the joint venture. The amount or timing of any future gains or losses cannot be reliably estimated at this time. Additionally, the Company has exposure for its share of financial guarantees with respect to future lease commitments of $12,699 and debt obligations of approximately $800. Sales to SPSP were $1,246 and $943 in 2001 and 2000, respectively. Accounts receivable-net due to the Company were $500 and $700 at December 31, 2001 and 2000 respectively.

     23. UNAUDITED QUARTERLY FINANCIAL DATA (in thousands, except per share amounts)

     The table below sets forth consolidated operating results by fiscal quarter for the years ended December 31, 2001 and 2000.

                                                                                                            PREDECESSOR
                                                                                                              COMPANY
                                                                                                             (AUDITED)
                                                2001                                   2000                    2000
                              -----------------------------------------   -------------------------------   -----------
                               FOURTH     THIRD      SECOND     FIRST      FOURTH      THIRD      SECOND       FIRST
                              QUARTER    QUARTER    QUARTER    QUARTER     QUARTER    QUARTER    QUARTER      QUARTER
                              --------   --------   --------   --------   ---------   --------   --------   -----------
Revenue.....................  $351,173   $349,864   $396,098   $413,020   $ 369,430   $359,313   $427,364    $480,386
Operating expenses..........   314,341    312,277    341,871    354,778     319,744    315,933    371,442     415,045
Special charges.............     4,622      1,166      3,350      2,797      12,945      2,627      1,545          --
Selling, general and
  administrative costs......    55,775     33,620     34,689     44,167      41,836     31,118     39,132      41,092
Depreciation and
  amortization..............    10,914     10,786     11,250     11,189      12,548     11,220     11,146      12,436
                              --------   --------   --------   --------   ---------   --------   --------    --------
Income (loss) from
  operations................   (34,479)    (7,985)     4,938         89     (17,643)    (1,585)     4,099      11,813
Interest expense............    10,558      9,838      9,550      9,511       9,963      9,755      9,408         952
Other income and expense --
  net.......................     5,244        852     (6,071)      (785)     (1,814)    (2,366)    (1,015)     (9,598)
                              --------   --------   --------   --------   ---------   --------   --------    --------
Income (loss) from
  continuing operations
  before tax and
  reorganization costs......   (50,281)   (18,675)     1,459     (8,637)    (25,792)    (8,974)    (4,294)     20,459
Reorganization costs........                   --         --         --          --         --         --      20,607
Income taxes................       535         --        896        570       2,064      1,548        563         856
                              --------   --------   --------   --------   ---------   --------   --------    --------
Income (loss) from
  continuing operations.....   (50,816)   (18,675)       563     (9,207)    (27,856)   (10,522)    (4,857)     (1,004)
                              --------   --------   --------   --------   ---------   --------   --------    --------
Discontinued operations.....        --         --         --         --      (1,220)    (1,054)        --       1,473
                              --------   --------   --------   --------   ---------   --------   --------    --------
Net earnings (loss).........  $(50,816)  $(18,675)  $    563   $ (9,207)  $ (29,076)  $(11,576)  $ (4,857)   $    469
                              ========   ========   ========   ========   =========   ========   ========    ========
Basic and diluted earnings
  (loss) per share
  Continuing operations.....  $  (2.11)  $  (0.78)  $   0.02   $  (0.38)  $   (1.16)  $  (0.44)  $  (0.20)        n/a
  Discontinued operations...        --         --         --         --       (0.05)     (0.04)        --
                              --------   --------   --------   --------   ---------   --------   --------
                              $  (2.11)  $  (0.78)  $   0.02   $  (0.38)  $   (1.21)  $  (0.48)  $  (0.20)
                              ========   ========   ========   ========   =========   ========   ========

     The basic and diluted earnings (loss) per share for the three months ended March 31, 2000 have not been presented as they are not comparable to subsequent periods due to the restructuring and the implementation of fresh start reporting.

     Certain reclassifications of prior period and reported 2001 period data have been made to conform with the 2001 full-year reporting.

24. SPECIAL NOTE REGARDING RECENT EVENTS

     Certain material events have occurred since December 31, 2001, of which investors should be aware in considering the information contained in this Form 10-K.

MANAGEMENT CHANGES

     On March 31, 2002, Anthony G. Fernandes, Chairman, President and Chief Executive Officer, left the Company. In addition, Mr. Fernandes resigned as a member of the Board of Directors. Upon his termination of employment, the Company is obligated to pay him an amount equal to one year of base salary plus 50% of base salary prorated for time employed during the fiscal year, together with certain other amounts. The Board of Directors has determined at this time not to appoint a chief executive officer. Rather, the presidents of the three operating groups, Industrial Outsourcing, Environmental Services, and Metals Services, will exercise executive authority over their respective groups and report directly to the Board. The remaining corporate functions (such as chief financial officer and general counsel) will also report directly to the Board.

     The Company also announced that it would move its headquarters in suburban Chicago to Houston by the end of the second quarter of 2002.

BOARD OF DIRECTORS CHANGES

     Subsequent to the departure of Mr. Fernandes, the Board, on April 12, 2002, elected Robert L. Knauss as Chairman. Mr. Knauss previously served as Chairman from April 7, 2000, when the Company emerged as a publicly held entity from the bankruptcy of its predecessor (see Item 1, Business, Information Regarding Oldco) until May 9, 2001, when Mr. Fernandes was elected.

     The departure of Mr. Fernandes left two vacancies on the Board. Peter Offermann previously resigned on February 1, 2002. The Board determined not to fill the vacancies and on April 12, 2002, reduced the number of directors constituting the entire Board to seven from nine.

ADDITIONAL FINANCING

     On April 12, 2002 the Company obtained additional financing under its revolving operating facility. The terms of the additional financing are described in Notes 1 and 9 (c).

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

NAME                                        AGE                         POSITION
----                                        ---                         --------
Harold First..............................  65    Harold First has been a director of the Company
                                                  since April 2000. He also served as a director of
                                                  Oldco from November 1998 until April 2000. Since
                                                  1993, Mr. First has been a consultant specializing
                                                  in financial structuring, tax planning and
                                                  accounting. Mr. First currently serves as a director
                                                  of PANACO, Inc. and GB Holdings, Inc. which operates
                                                  the Sands Hotel and Casino in Atlantic City, New
                                                  Jersey.

Edmund B. Frost...........................  59    Edmund B. Frost has been a director of the Company
                                                  since April 2000. He has been a member of the law
                                                  firm of Leonard Hurt Frost Lilly & Levin, P.C. since
                                                  1998. From 1994 to 2000, he was the Senior Vice
                                                  President and General Counsel of Clean Sites, Inc.,
                                                  an environmental non-profit corporation specializing
                                                  in hazardous waste remediation issues.

Robert L. Knauss..........................  71    Robert L. Knauss has been a director since April
                                                  2000, was its Chairman of the Board from April 2000
                                                  to May 2001, and was again elected Chairman in April
                                                  2002. Mr. Knauss is an executive officer of the
                                                  Company and acts as its "principal executive
                                                  officer." Mr. Knauss also served as a director of
                                                  Oldco from August 1997 until April 2000 and as
                                                  Chairman of the Board of Oldco from June 1998 until
                                                  April 2000. From January 1994 to the present, he has
                                                  been the Chairman and Chief Executive Officer of
                                                  Baltic International USA, Inc., an investment
                                                  company. He currently serves a director of the
                                                  investment funds Equus II, Inc. and The Mexico Fund,
                                                  Inc.

Robert J. Mitchell........................  55    Mr. Mitchell has been a director of the Company
                                                  since October 2001. He has been Senior Vice
                                                  President -- Finance of ACF Industries, Inc., a
                                                  privately held railcar leasing and manufacturing
                                                  company, since 1985. Mr. Mitchell has also served as
                                                  President and Treasurer of ACF Industries Holding
                                                  Corp., a privately held holding company for ACF,
                                                  since August 1993, as VP Liaison Officer of Icahn
                                                  Associates Corp. since 1984 and as Secretary and
                                                  Treasurer of Lowestloan.com since 2000. He currently
                                                  serves as a director of National Energy Group, Inc.
                                                  and the Stratosphere Hotel and Casino in Las Vegas,
                                                  Nevada.

Stanley N. Nortman........................  62    Mr. Nortman has been a director of the Company since
                                                  October 2001. Since 1988, he has been the President
                                                  of Nortman Associates, a marketing and consulting
                                                  company. From 1988 to 1992, he was Chairman of the
                                                  Galaxy Group, a completion and bonding company. Mr.
                                                  Nortman currently serves as a director of PANACO,
                                                  Inc.

NAME                                        AGE                         POSITION
----                                        ---                         --------
Felix Pardo(1)............................  64    Felix Pardo has been a director of the Company since
                                                  April 2000. He also served as a director of Oldco
                                                  from March 1994 until April 2000, and as President
                                                  and Chief Executive Officer of Oldco from April 1998
                                                  until November 1998. Mr. Pardo has served as
                                                  Chairman of Dyckerhoff, Inc. since July 1998 and,
                                                  since January 1999, has also served as its Chief
                                                  Executive Officer. From 1992 to 1998, Mr. Pardo was
                                                  President and Chief Executive Officer of
                                                  Ruhr-American Coal Corp., a coal sales and trading
                                                  company, and non-executive Chairman of Newalta
                                                  Corporation. He currently serves as a director of
                                                  PANACO, Inc. and Newalta Corporation.

R. William Van Sant.......................  63    R. William Van Sant has been a director of the
                                                  Company since April 2000. Since 2001, Mr. Van Sant
                                                  has served as Operating Partner at Norwest Equity
                                                  Partners. From 1999 to 2001, Mr. Van Sant has served
                                                  as Chairman and Chief Executive Officer of Nortrax,
                                                  Inc. From 1991 to 1998, Mr. Van Sant was Chairman
                                                  and Chief Executive Officer of Lukens Steel, Inc., a
                                                  specialty steel producer. He currently serves as a
                                                  director of Amcast Industrial Corporation and H.B.
                                                  Fuller Company.

EXECUTIVE OFFICERS

     Set forth below is certain information concerning the Company's executive officers who are not also directors.

NAME                                        AGE                         POSITION
----                                        ---                         --------
James M. Boggs............................  45    Mr. Boggs has been the Company's Senior Vice
                                                  President of Health, Safety and Environment since
                                                  April 2000. He also served in the same position for
                                                  Oldco from January 2000 through April 2000. Mr.
                                                  Boggs served as Oldco's Senior Vice President,
                                                  By-Products Management Group from January 1998
                                                  through September 1999 and as Vice President
                                                  Business Manager, By-Products, Midwest Region from
                                                  January 1997 through January 1998. Prior to that
                                                  time, Mr. Boggs served as Vice President, Health,
                                                  Safety and Environment and Engineering for Oldco's
                                                  By-Products Management Group.

David E. Fanta............................  41    Mr. Fanta has been the Company's Senior Vice
                                                  President and President, Industrial Outsourcing
                                                  Group since May 2000. He also served as Oldco's Vice
                                                  President, Industrial Services Group from August
                                                  1997 until April 2000 and as Senior Vice President
                                                  of Allwaste, Inc., a subsidiary of Oldco, from 1993
                                                  until July 1997.

Donald J. Forlani.........................  55    Mr. Forlani has been the Company's Senior Vice
                                                  President and President, Metals Services Group since
                                                  February 2002.

---------------

(1) Served as an executive officer of Oldco within two years before Oldco filed voluntary petitions under United States and Canadian bankruptcy and insolvency laws.

NAME                                        AGE                         POSITION
----                                        ---                         --------
                                                  From October 1997 through February 2002, he was the
                                                  Executive Vice President Commercial of the Company's
                                                  Metals Services Group. Prior to that time, he served
                                                  as Senior Vice President Commercial for Luria
                                                  Brothers & Co.
Robert J. Millstone.......................  58    Mr. Millstone has been the Company's Senior Vice
                                                  President, General Counsel and Secretary since
                                                  August 2000. He was Vice President and General
                                                  Counsel of Lyondell Chemical Company from July 1998
                                                  through March 2000 and Vice President and General
                                                  Counsel of ARCO Chemical Company from 1997 through
                                                  July 1998.

Thomas P. O'Neill, Jr.....................  48    Mr. O'Neill has been the Company's Senior Vice
                                                  President and Chief Financial Officer since June
                                                  2001. Prior to that time, he served as CFO and Chief
                                                  Operating Officer for 3G Golf Ventures, LLC, a
                                                  start-up sports company. From 1994 to 1999, Mr.
                                                  O'Neill held senior finance positions at Tupperware
                                                  Corporation, where he was CFO of Tupperware Europe
                                                  and later promoted to CFO of Tupperware's global
                                                  operations.

Brian J. Recatto..........................  37    Mr. Recatto has been the Company's Senior Vice
                                                  President and President, Environmental Services
                                                  Group since April 2000. From December 1997 through
                                                  April 2000, he also served as Oldco's Group Vice
                                                  President for the Central Region Industrial
                                                  Outsourcing Group and Vice President of Operations
                                                  for the Western Region Industrial Outsourcing Group.
                                                  From July 1991 until December 1997, Mr. Recatto
                                                  served as President of Meklo, Inc.

            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires that the Company's officers, its directors and persons who own more than 10% of a registered class of the Company's equity securities report their beneficial ownership and changes in their beneficial ownership of the Company's equity securities by filing reports with the SEC. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms so filed. Based solely on a review of the copies of such forms furnished to the Company for 2001, all
Section 16(a) filing requirements applicable to the Company's officers, directors and greater than 10% percent stockholders were complied with, except that Mr. O'Neill's Form 3 was filed late.

ITEM 11  EXECUTIVE COMPENSATION

     The following table sets forth information with respect to all compensation paid or earned for services rendered to the Company during the year ended December 31, 2001 and the nine months ended December 31, 2000 by its chief executive officer and its four other most highly compensated executive officers employed by the Company as of the end of fiscal year 2001, and by an additional individual who would have been among the four other most highly compensated except that he was not serving as an executive officer at the end of the fiscal year (together, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                 LONG-TERM COMPENSATION
                                                                            ---------------------------------
                                                                                    AWARDS
                                          ANNUAL COMPENSATION               -----------------------   PAYOUTS
                               ------------------------------------------   RESTRICTED   SECURITIES   -------
                                                             OTHER ANNUAL     STOCK      UNDERLYING    LTIP      ALL OTHER
                                         SALARY     BONUS    COMPENSATION    AWARD(S)     OPTIONS     PAYOUTS   COMPENSATION
NAME AND PRINCIPAL POSITION    YEAR(1)     ($)       ($)         ($)           ($)          (#)         ($)         ($)
---------------------------    -------   -------   -------   ------------   ----------   ----------   -------   ------------
Anthony G. Fernandes(2)......   2001     519,616        --         971(3)     46,957        58,145        --           --
  President & CEO               2000     375,000   325,000         276(3)         --     1,000,000        --       44,951(4)
Robert J. Millstone..........   2001     245,096        --         406(3)     22,174        19,382        --           --
  SVP, General Counsel          2000     102,437(5)  50,000         --            --        50,000        --       85,748(6)
  and Secretary
David E. Fanta...............   2001     263,515        --         256(3)     23,478        23,445        --           --
  SVP, Industrial               2000     160,989   120,000         108(3)         --        65,000        --           --
  Outsourcing
Frederick J. Smith(7)........   2001     230,000        --       5,470(8)     20,870        21,882        --           --
  SVP, Metals Services Group    2000     167,501   135,000         516(3)         --        65,000        --           --
Brian J. Recatto.............   2001     223,651        --         188(3)     20,000        20,318        --           --
  SVP, Environmental            2000     109,962   100,000          92(3)         --        50,000        --           --
  Services Group
Donald J. Forlani(9).........   2001     274,014        --      12,714(10)        --            --        --           --
  SVP, Metals Services Group    2000     201,303    52,576         202(3)         --            --        --           --

(1) The following amounts were paid by Oldco to the Named Executive Officers for the three months ended March 31, 2000: Mr. Fernandes (salary of $125,000); Mr. Fanta (salary of $59,312 and a retention bonus of $45,000); Mr. Smith (salary of $62,301); Mr. Recatto (salary of $36,346 and a retention bonus of $20,000); and Mr. Forlani (salary of $72,690 and a retention bonus of $29,480)

(2)   Mr. Fernandes's employment with the Company terminated on March 31, 2002.

(3)   Represents group life insurance premiums paid by the Company.

(4)   Represents moving expenses paid by the Company.

(5)   Mr. Millstone began his employment with the Company on August 28, 2000.

(6) Represents $60,748 of moving expenses paid by the Company and a $25,000 signing bonus.

(7)   Mr. Smith's employment with the Company terminated on February 1, 2002.

(8) Represents $1,670 of insurance related cost and $3,800 of other fringe benefits.

(9) Mr. Forlani became SVP, Metals Services Group, as of February 1, 2002. During 2001, Mr. Forlani was not an executive officer of the Company.

(10) Represents $9,290 of auto-related expense and $3,424 of insurance premiums.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth the number of stock options granted to the Named Executive Officers during 2001.

                                                                                                    POTENTIAL REALIZABLE
                                                     INDIVIDUAL GRANTS                                VALUE AT ASSUMED
                           ----------------------------------------------------------------------      ANNUAL RATES OF
                                                 % OF TOTAL                                              STOCK PRICE
                               NUMBER OF          OPTIONS                                             APPRECIATION FOR
                               SECURITIES        GRANTED TO                                              OPTION TERM
                           UNDERLYING OPTIONS   EMPLOYEES IN   EXERCISE OR BASE                     ---------------------
NAME                          GRANTED (#)       FISCAL YEAR      PRICE ($/SH)     EXPIRATION DATE    5% ($)      10% ($)
----                       ------------------   ------------   ----------------   ---------------   --------    ---------
Anthony G.
  Fernandes(1)..........         58,145             21%              6.83             5/9/11            --       123,175
Robert J. Millstone.....         19,382              7%              6.83             5/9/11            --        41,059
David E. Fanta..........         23,445              9%              6.83             5/9/11            --        49,666
Frederick J. Smith(1)...         21,882              8%              6.83             5/9/11            --        46,355
Brian J. Recatto........         20,318              7%              6.83             5/9/11            --        43,041
Donald J. Forlani.......             --              --                --                 --            --            --

(1) Options for all of these shares were forfeited by Messrs. Fernandes and Smith in connection with the termination of their employment in 2002.

AGGREGATED FISCAL YEAR-END OPTION VALUES

     The following table provides information regarding the exercisable and unexercisable stock options held by the Named Executive Officers as of December 31, 2001. No Named Executive Officer exercised any options in fiscal year 2001.

   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
                                     VALUES

                                                   NUMBER OF SECURITIES
                                                  UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                                                        OPTIONS AT              IN-THE-MONEY OPTIONS AT
                                                    FISCAL YEAR-END (#)           FISCAL YEAR-END ($)
                                                ---------------------------   ---------------------------
NAME                                            EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                                            -----------   -------------   -----------   -------------
Anthony G. Fernandes(1).......................    250,000        808,145           --             --
Robert J. Millstone...........................     12,500         56,882           --             --
David E. Fanta................................     16,250         72,195           --             --
Frederick J. Smith(2).........................     16,250         70,632           --             --
Brian J. Recatto..............................     12,500         57,819           --             --
Donald J. Forlani.............................         --             --           --             --

(1) 558,145 unexercisable options were forfeited by Mr. Fernandes in connection with the termination of his employment in March 2002.

(2) All of these options were forfeited by Mr. Smith in connection with the termination of his employment in February 2002.

LONG-TERM INCENTIVE PLANS

     In 2001, the Company granted deferred compensation awards to certain Named Executive Officers in the form of individual accounts with maximum account values ranging from $16,862 to $20,397. Such account balances are payable in full or in part, at the Board's discretion, four years after the date of such awards, provided that the Named Executive Officers are then employed by the Company and the Company's equity market capitalization exceeds $143 million.

            LONG-TERM INCENTIVE PLANS -- AWARDS IN LAST FISCAL YEAR

                                                                      ESTIMATED FUTURE PAYOUTS UNDER
                                                                       NON-STOCK-PRICE-BASED PLANS
                                                      PERFORMANCE    --------------------------------
                                                       OR OTHER        PAYOUT IF      MAXIMUM PAYOUT
                                                     PERIOD UNTIL    EQUITY MARKET   IF EQUITY MARKET
                                                     MATURATION OR   CAP NOT ABOVE      CAP ABOVE
NAME                                                    PAYOUT       $143 MILLION      $143 MILLION
----                                                 -------------   -------------   ----------------
Anthony G. Fernandes...............................          --            --                  --
Robert J. Millstone................................     4 years            --             $16,862
David E. Fanta.....................................     4 years            --             $20,397
Frederick J. Smith.................................     4 years            --             $19,037
Brian J. Recatto...................................     4 years            --             $17,677
Donald J. Forlani..................................          --            --                  --

DIRECTOR COMPENSATION

     Each nonemployee director other than the Chairman receives (i) an award of options to purchase 8,000 shares of common stock upon becoming a director, (ii) an annual award of options to purchase 4,000 shares of common stock, (iii) an annual retainer of $10,000, (iv) an annual award of $10,000 paid in restricted stock, (v) $1,000 for every Board or Board Committee meeting attended (or $500 if such meeting was telephonic), and (vi) a $1,000 per diem when traveling for the purpose of handling matters relating to the current management changes, corporate restructuring, and relocation of the corporate headquarters. Instead of the foregoing awards and meeting fees, Mr. Knauss, as Chairman of the Board until May 9, 2001, received for 2001 (i) a grant of options to purchase 20,000 shares, as an annual retainer, (ii) an annual stipend of $35,000, (iii) payments, as described in (v) above, for Board and Committee meetings occurring after May 9, 2001 and (iv) an annual award of $10,000 paid in restricted stock. For his current services as Chairman, Mr. Knauss receives a monthly stipend of $15,000 and has been granted additional options to purchase 25,000 shares of common stock, but does not receive an annual retainer nor any meeting fees. All options granted have an exercise price not less than the fair market value of a share of common stock on the date of grant. Committee chairmen also receive an annual stipend of $5,000. Nonemployee directors are also reimbursed for certain expenses in connection with attendance at Board and Board Committee meetings.

     Directors who are employees or officers of the Company do not receive additional compensation for service as a director, but are reimbursed expenses.

EMPLOYMENT AND SEVERANCE ARRANGEMENTS

     Mr. Fernandes. In August 1999, the Company and Oldco entered into an employment agreement with Mr. Fernandes providing for an annual base salary of $500,000, which amount may be increased by the Board of Directors from time to time. Mr. Fernandes's employment with the Company terminated on March 31, 2002.

     Pursuant to the terms of his employment agreement, 500,000 of the options to acquire common stock that Mr. Fernandes received pursuant to the agreement vested and will be exercisable at a price of $5.96 per share until their expiration on March 31, 2005. The balance of such options were cancelled.

     In addition, pursuant to the employment agreement and as amended and supplemented by an agreement with Mr. Fernandes dated February 22, 2002, upon his termination of employment, the Company is obligated to pay him an amount equal to one year of base salary plus 50% of base salary prorated for time employed during the fiscal year. Such amount is to be paid over one year in accordance with the Company's normal payroll practice. In addition, Mr. Fernandes is entitled to receive certain continued vision plan and life insurance benefits, as well as payment for certain unused vacation and a tax gross-up payment in the amount of $26,000.

     Mr. Fernandes continues to be bound by certain confidentiality and non-competition obligations under the employment agreement.

     Mr. Millstone. In August 2000, the Company entered into an employment agreement with Mr. Millstone, providing for an annual base salary of $235,000. Under the agreement, Mr. Millstone is eligible to participate in the Company's incentive bonus plan, as may be in effect from time to time, with a target bonus of 40% of his base salary.

     If Mr. Millstone's employment is terminated by the Company without cause, the Company will pay Mr. Millstone an amount equal to the sum of his then-current annual base salary plus an amount equal to 40% of his annual base salary, multiplied by 1.5. Such amount is to be paid over 18 months in accordance with the Company's normal payroll practice. If Mr. Millstone's employment is terminated in certain circumstances following a change of control, the Company will pay Mr. Millstone an amount equal to two times his annual base salary. In addition, in all such circumstances, the Company will pay for continuing medical and dental coverage, earned but unpaid bonus and outplacement services.

     Mr. Millstone has certain confidentiality obligations under the employment agreement and is subject to a non-competition provision for a period of two years following termination.

     Mr. Fanta. In October 1998, a subsidiary of the Company entered into an employment agreement with Mr. Fanta, providing for payment of an annual base salary, which amount may be increased from time to time. Currently, Mr. Fanta's base salary is $270,000. Under the agreement, Mr. Fanta is eligible to participate in the Company's incentive bonus plan and deferred compensation plan, as each may be in effect from time to time. The agreement provides for an initial five-year term, which automatically renews for one-year terms.

     If Mr. Fanta's employment is terminated by the Company other than for cause, the Company will pay Mr. Fanta a lump-sum amount equal to his base salary for 18 months (or, in the case of a termination within two years following a change of control, 30 months). In addition, any options or restricted stock vest immediately upon a change of control.

     Mr. Fanta has certain confidentiality obligations under the employment agreement and is subject to a non-competition provision during the employment term and for a period of two years following termination.

     Mr. Recatto. In December 1997, a subsidiary of the Company entered into an employment agreement with Mr. Recatto, providing for payment of an annual base salary, which amount may be increased from time to time in accordance with Company policy. Currently, Mr. Recatto's base salary is $230,000. Under the agreement, Mr. Recatto is eligible to participate in the Company's incentive bonus plan, as may be in effect from time to time. The agreement provides for an initial three-year term, which automatically renews for one-year terms.

     If Mr. Recatto's employment is terminated by the Company without cause, the Company will pay Mr. Recatto a lump-sum payment equal to his base salary for 12 months.

     Mr. Recatto has certain confidentiality obligations under the employment agreement and is subject to a non-competition provision during the employment term and for a period of two years following termination.

     Mr. Forlani. In February 2002, the Company entered into an employment agreement with Mr. Forlani, providing for payment of an annual base salary of $275,000 plus the opportunity to earn a target bonus of 35% in accordance with Company policy and incentive plans as may be in effect from time to time.

     If Mr. Forlani's employment is terminated by the Company without cause, the Company will pay Mr. Forlani an amount equal to 18 months' salary. Such amount is to be paid over 18 months in accordance with the Company's normal payroll practice. If Mr. Forlani's employment is terminated in certain circumstances following a change of control, the Company will pay Mr. Forlani an amount equal to 24 months of his base salary. In addition, in all such circumstances, the Company will pay for continuing medical and dental coverage, earned but unpaid bonus and outplacement services.

     Mr. Forlani has certain confidentiality obligations under the employment agreement and is subject to a non-competition provision for a period of one year following termination.

     Mr. Smith. In January 2000, the Company entered into an employment agreement with Mr. Smith. Mr. Smith's employment with the Company terminated on February 1, 2002. In connection with such termination, Mr. Smith did not receive any severance payments. Mr. Smith continues to be bound by certain confidentiality and non-competition obligations under the employment agreement.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The members of the Compensation Committee during 2001 were Messrs. Van Sant, Knauss, Mitchell and Pardo. Nathaniel D. Woodson, former director of the Company, also served on the Compensation Committee prior to his resignation as a director. During 2001, no Company executive officer served on the board of directors or compensation committee of any other corporation with respect to which any member of the Compensation Committee was engaged as an executive officer. No member of the Compensation Committee was a Company employee in 2001, and none was formerly a Company officer. Mr. Pardo was formerly President and Chief Executive Officer of Oldco, the Company's former sole stockholder.

            COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Company's executive compensation program is administered by the Compensation Committee of the Board of Directors. The Compensation Committee is composed of non-employee directors responsible for the oversight, approval and reporting to the Board of Directors on all elements of compensation for elected corporate officers. The Compensation Committee has furnished the following report on executive compensation for fiscal year 2001.

COMPENSATION PHILOSOPHY

     The executive compensation program provides a total compensation package composed of base pay, annual performance-based cash incentives, and long-term performance-based equity incentives, all of which are designed to provide incentives to and reward executives for superior performance and the creation of stockholder value. The Compensation Committee believes that a pay-for-performance culture based on accountability and linkage to business objectives is critical for future business success.

     The practice of the Company is to target total compensation for the Company's executives at the median level for comparable positions at similarly sized companies (in terms of revenue) in general industry, with the opportunity to earn total compensation at up to the 75th percentile, although with respect to certain positions, the compensation paid by the Company currently may be lower than these levels.

EXECUTIVE COMPENSATION PROGRAM

     The Company's executive compensation program presently consists of three key components: base salary, annual incentives and long-term incentives. Each component is discussed below. The Company does not presently have a pension plan, a deferred compensation plan (except for the deferred compensation awards described above under "Long-Term Incentive Plans") or a supplemental retirement plan for executives. Under the Company's certificate of incorporation, the Company is not permitted to adopt any stock-based compensation plan or arrangement other than (i) the Company's existing Stock Option Plan, (ii) stock options, the equity purchase and stock-based bonus rights of Mr. Fernandes under his employment agreement, (iii) a restricted stock or similar plan for non-employee directors providing for issuance of shares of common stock in lieu of fees or retainers with a value not to exceed $10,000 per director per year, which plan was adopted by the Company on May 9, 2001, and (iv) a stock-based bonus plan for officers, not exceeding 30% of such officer's base salary per year, which plan was adopted by the Company on May 9, 2001.

BASE SALARY

     Base salaries of executive officers are targeted to be competitive relative to comparable companies. In determining salaries, the Compensation Committee also takes into account individual experience and performance.

ANNUAL INCENTIVES

     Amounts of the awards to executive officers under the annual incentive were based upon a combination of a subjective evaluation of performance and attainment of objective goals relating to income, safety and cash flow. For 2001, excluding Mr. Fernandes's bonus, annual incentives for the executives were $127,576.

LONG-TERM INCENTIVES

     During 2001, the Company's long-term incentives consisted of awards of stock options, restricted shares and performance units to executive officers and other employees under the Company's Stock Option Plan and Officers' Stock-Based Bonus Plan and the deferred compensation awards described above under "Long-Term Incentive Plans." The Company awarded options to purchase shares of common stock to executive officers under the Company's Officers' Stock-Based Bonus Plan in 2001, at an exercise price of $6.83. These option awards do not include the options granted to the Chief Executive Officer described below.

CHIEF EXECUTIVE OFFICER COMPENSATION

     Compensation paid to Mr. Fernandes is determined in accordance with an employment agreement with the Company and Oldco, which is described above under "Employment Agreements." The employment agreement provides for an annual salary of $500,000, and also provides for performance-based compensation. On March 1, 2001, Mr. Fernandes received an increase in base salary to $540,000 annually. Under the agreement, Mr. Fernandes is eligible to receive a bonus of up to 75% of his base salary, based upon achievement of performance parameters, including the profitability of the Company, his individual performance and contribution and the strategic needs of the Company and its affiliates as established by the Board of Directors in good faith after consultation with Mr. Fernandes, provided that in the event of extraordinary performance as determined by the Board of Directors, in its discretion, the bonus may be up to 100% of base salary. A bonus of $325,000 was paid on March 1, 2001 with respect to 2000. For 2001, no bonus will be paid. Pursuant to the employment agreement, the Company granted Mr. Fernandes the right to purchase contemporaneously with the conclusion of the Company's bankruptcy proceedings shares of common stock having a value of up to $250,000 at a purchase price of $5.96 per Share and provided him a right to receive options to acquire 1,000,000 shares at exercise prices ranging from $5.96 to $8.69. Additionally, on May 9, 2001, Mr. Fernandes was granted 58,145 options at an exercise price of $5.96, 46,957 restricted shares that vest 25% on each anniversary date of grant, and 59,749 performance units that vest December 31, 2003 if certain performance criteria are met.

DEDUCTIBILITY OF EXECUTIVE COMPENSATION

     Section 162(m) of the Internal Revenue Code, enacted in 1993, generally disallows a tax deduction to public companies for compensation in excess of $1 million paid to the Company's Chief Executive Officer or any of the four other most highly compensated executive officers. The limitation does not apply to compensation based on the attainment of objective performance goals. The Compensation Committee has considered the impact of the deduction limitation and has determined that it is not in the best interests of the Company or its stockholders to base compensation solely on objective performance criteria. Rather, the Compensation Committee believes that it should retain the flexibility to base compensation on its subjective evaluation of performance as well as on the attainment of objective goals.

R. William Van Sant                            Robert J. Mitchell
Robert L. Knauss                               Felix Pardo

                               PERFORMANCE GRAPH

     The following graph sets forth a comparison of the cumulative total stockholder return on the Company's common stock for the period beginning May 22, 2000, the date shares of common stock began trading on the Nasdaq National Market, and ending December 31, 2001, as compared with the cumulative total return of the S&P SmallCap 600 Index and the Russell 2000 Index. Due to the breadth of the Company's business, no published industry or line-of-business index exists and the Company does not believe it can reasonably identify a peer group for comparison. The Company has selected the Russell 2000 Index as an index of issuers with similar market capitalizations. This graph assumes an investment of $100 on May 22, 2000 in the Company's common stock and on April 30, 2000 in the S&P SmallCap 600 Index and the Russell 2000 Index, and assumes reinvestment of dividends, if any. The stock price performance shown on the graph below is not necessarily indicative of future stock price performance. [PERFORMANCE GRAPH]

                                                     PHILIP SERVICES
                                                       CORPORATION             S & P SMALLCAP 600             RUSSELL 2000
                                                     ---------------           ------------------             ------------
5/22/00                                                  100.00                      100.00                      100.00
5/00                                                     102.00                       97.04                       94.17
6/00                                                     100.51                      102.77                      102.38
7/00                                                      81.01                      100.25                       99.09
8/00                                                      83.01                      109.14                      106.65
9/00                                                      72.00                      106.17                      103.51
10/00                                                     58.00                      106.83                       98.89
11/00                                                     50.00                       95.71                       88.74
12/00                                                     49.01                      107.50                       96.36
1/01                                                      63.50                      112.11                      101.38
2/01                                                      60.00                      105.27                       94.73
3/01                                                      56.00                      100.44                       90.09
4/01                                                      55.84                      108.09                       97.14
5/01                                                      50.48                      110.16                       99.53
6/01                                                      45.52                      114.20                      103.05
7/01                                                      46.72                      112.29                       97.39
8/01                                                      41.60                      109.73                       94.25
9/01                                                      38.08                      107.23                       81.56
10/01                                                     18.40                      112.95                       86.33
11/01                                                     16.32                      121.21                       93.02
12/01                                                     23.36                      129.41                       98.76

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of April 11, 2002, regarding the beneficial ownership of the Company's common stock by (i) each person known by the Company to own beneficially more than 5% of its outstanding common stock, (ii) each director, (iii) each Named Executive Officer, and (iv) all executive officers and directors as a group. Beneficial ownership has been determined for this purpose in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), under which a person is deemed to be the beneficial owner of securities if he or she has or shares voting power or investment power in respect of such securities or has the right to acquire beneficial ownership of securities within 60 days of April 11, 2002. Except as otherwise indicated, the Company believes that the persons listed below, based on information provided by such persons, have sole investment and voting power with respect to the shares shown opposite their names. Unless otherwise indicated, the address of each of the persons listed below is the Company's principal executive office.

                                                               COMMON STOCK BENEFICIALLY OWNED
                                                              ---------------------------------
NAME OF BENEFICIAL OWNER                                        NUMBER      PERCENT OF CLASS(1)
------------------------                                      ----------    -------------------
High River Limited Partnership(2), (3)......................  11,461,875           41.2%
Barberry Corp.(2), (3)......................................  11,461,875           41.2%
American Real Estate Holdings L.P.(2), (4)..................   2,920,626           11.6%
American Real Estate Partners, L.P.(2), (4).................   2,920,626           11.6%
American Property Investors, Inc.(2), (4)...................   2,920,626           11.6%
Beckton Corp.(2), (4).......................................   2,920,626           11.6%
Carl C. Icahn(2), (5).......................................  14,382,501           49.9%
Stephen Feinberg(6).........................................   4,781,375           18.5%
Harold First(7).............................................      19,324         *
Edmund B. Frost(7)..........................................      24,324         *
Robert L. Knauss(7).........................................      22,360         *
Robert J. Mitchell..........................................       4,688         *
Stanley N. Nortman..........................................       4,688         *
Felix Pardo(7), (8).........................................      45,730         *
R. William Van Sant(7)......................................      21,824         *
David E. Fanta(7)...........................................      63,020         *
Anthony G. Fernandes(7), (9)................................     554,946            2.3%
Donald J. Forlani...........................................           0         *
Robert J. Millstone(7), (10)................................      44,519         *
Brian J. Recatto(7).........................................      50,079         *
Frederick J. Smith..........................................           0         *
All directors and executive officers as a group (14
  persons)(8)...............................................     893,534            3.7%

*     Less than 1%

(1) Percentage of beneficial ownership is based on 24,256,437 shares outstanding as of April 11, 2002. Includes 654,291 shares to be issued in connection with bankruptcy proceedings of Oldco, which shares are treated as outstanding for all purposes in this Form 10-K. Also assumes exercise by only the person or group named in each row of all options and convertible debt held by such person or group and exercisable or convertible within 60 days.

(2) Based solely upon information provided in the Schedule 13D amendment filed November 21, 2001. Barberry Corp., American Real Estate Partners, L.P., American Property Investors, Inc., Beckton Corp. and Mr. Icahn have shared voting and investment power with respect to the shares. Barberry Corp. is the general partner of High River Limited Partnership and is 100% owned by Mr. Icahn. American Property Investors, Inc. is the general partner of both American Real Estate Holdings L.P. and American Real Estate Partners, L.P. and American Real Estate Partners, L.P. is a limited partner of American Real Estate Holdings L.P. owning 100% of the limited partnership interests therein.

American Property Investors, Inc. is 100% owned by Beckton Corp., which is 100% owned by Mr. Icahn. The address of these entities (other than Mr. Icahn) is: 100 South Bedford Road, Mount Kisco, New York 10549. Mr. Icahn's address is: Carl C.
         Icahn, c/o Icahn Associates Corp., 767 Fifth Avenue, 47th Floor, New York, New York 10153.

(3)  Assumes issuance of 3,554,262 shares upon conversion of the PIK debt.

(4)  Assumes issuance of 972,934 shares upon conversion of the PIK debt.

(5) Assumes issuance of 4,527,196 shares upon conversion of the PIK debt. Upon the issuance of 2,546,926 additional shares of common stock to entities controlled by Mr. Icahn in connection with the mezzanine financing, Mr. Icahn is deemed to own beneficially an aggregate of 16,929,427 shares, or 52.2%, of the Company's common stock.

(6) Based solely upon information provided in the Schedule 13D amendment filed November 28, 2001. Includes 1,536,597 Shares issuable to Mr. Feinberg upon conversion of the Company's PIK Debt. Shares and PIK debt are held through Cerberus Partners, LP, Cerberus International, Ltd. and certain private investment funds. Mr. Feinberg possesses sole power to vote and direct the disposition of all securities of the Company owned by such entities. The address of Mr. Feinberg is: 450 Park Avenue, 28th Floor, New York, New York 10022. Upon the issuance of 1,091,540 additional shares of common stock to entities controlled by Mr. Feinberg in connection with the mezzanine financing, Mr. Feinberg is deemed to own beneficially an aggregate of 5,872,915 shares, or 20.0%, of the Company's common stock.

(7) Includes shares that may be acquired pursuant to options that are exercisable within 60 days of April 11, 2002 as follows: Mr. Knauss (15,000 shares); Mr. Fernandes (500,000 shares); Mr. First (7,000 shares); Mr. Frost (7,000 shares); Mr. Pardo (7,000 shares); Mr. Van Sant (7,000 shares); Mr. Fanta (38,361 shares); Mr. Millstone (17,345 shares); Mr. Recatto (30,079 shares); and all directors and officers as a group (646,134 shares).

(8) Includes 22,162 shares issuable upon conversion of the Company's 3% convertible subordinated notes. Such notes, and 9,244 shares, are held by Mr. Pardo as trustee for the Felix Pardo Revocable Trust.

(9) Includes 13,000 shares held by Mr. Fernandes's wife. Mr. Fernandes disclaims beneficial ownership of such shares.

(10) Includes 5,000 shares held by Mr. Millstone in tenancy in common with his wife.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In settlement of certain unsecured claims in connection with Oldco's insolvency proceedings, the Company issued to Felix Pardo, a director of the Company and former Chief Executive Officer of Oldco, 9,244 shares of common stock, $664,871 in principal amount of 3% convertible subordinated notes, which are convertible into 22,162 shares of common stock, and $18,957 in principal amount of 6% subordinated notes.

     In settlement of certain unsecured claims in connection with Oldco's insolvency proceedings, the Company issued to David E. Fanta, an executive officer of the Company, 1,091 shares of common stock and $56,260 in principal amount of 6% subordinated notes. In addition, Mr. Fanta was indebted to the Company during 2000 in the amount of $62,769, which represented certain tax payments made by Oldco on Mr. Fanta's behalf in connection with the 1997 merger between Oldco and Allwaste, Inc.

     Mr. Mitchell, a director of the Company, is an employee of Icahn Associates Corp., a corporation controlled by Carl C. Icahn, the Company's largest stockholder and a significant lender to the Company. As at December 31, 2001, the Company was indebted to entities controlled by Mr. Icahn in the aggregate principal amount of $138.5 million.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)  Financial Statements

     The following financial statements and independent auditors' report required by the Item are filed herewith under Item 8.

        (i)   Report of Independent Accountants

        (ii)  Consolidated Balance Sheets

        (iii) Consolidated Statements of Earnings

        (iv) Consolidated Statements of Stockholders' Equity (Deficit)

        (v)  Consolidated Statements of Cash Flows

        (vi) Notes to the Consolidated Financial Statements

     (2)  Financial Statement Schedule

     Schedule II Valuation and Qualifying Accounts

     (3)  Exhibits

         EXHIBIT
         NUMBER                            DESCRIPTION
         -------                           -----------
           3.1     Amended and Restated Certificate of Incorporation
                   (incorporated by reference to Exhibit 3.1 to the
                   registrant's Report on Form 10-Q filed August 14, 2000).
           3.2     Amended By-Laws (incorporated by reference to Exhibit 3.2 to the registrant's Annual Report on Form 10-K filed March 29,
                   2001).
          10.1     Credit Agreement, dated as of March 31, 2000, between the
                   registrant and various of its lenders, with Canadian
                   Imperial Bank of Commerce acting as Administrative Agent
                   (incorporated by reference to Exhibit 99.1 to the
                   registrant's Current Report on Form 8-K filed May 8, 2000).
          10.2     Loan Agreement, dated as of March 31, 2000, between the
                   registrant and certain of its lenders, with Foothill Capital
                   Corporation acting as Arranger and Administrative Agent
                   (incorporated by reference to Exhibit 99.2 to the
                   registrant's Current Report on Form 8-K filed May 8, 2000).
          10.3     Registration Rights Agreement, dated as of March 31, 2000
                   between the registrant and certain securities holders
                   (incorporated by reference to Exhibit 99.4 to the
                   registrant's Current Report on Form 8-K filed May 8, 2000).
          10.4     Philip Services Corporation Performance Unit Bonus Plan
                   (incorporated by reference to Exhibit 10.6 to the
                   registrant's Quarterly Report on Form 10-Q filed August 14,
                   2001).
          10.5     Philip Services Corporation Stock Option Plan (incorporated by reference to Exhibit 99.7 to the registrant's Current
                   Report on Form 8-K filed May 8, 2000).
          10.6     First amendment to Credit Agreement, dated as of March 8,
                   2001, between the registrant and various of its lenders,
                   with Canadian Imperial Bank of Commerce acting as
                   Administrative Agent (incorporated by reference to Exhibit
                   10.8 to the registrant's Annual Report on Form 10-K filed
                   March 29, 2001).
          10.7     Second amendment to Credit Agreement, dated as of March 28,
                   2001, between the registrant and various of its lenders,
                   with Canadian Imperial Bank of Commerce acting as
                   Administrative Agent (incorporated by reference to Exhibit
                   10.9 to the registrant's Annual Report on Form 10-K filed
                   March 29, 2001).
          10.8     Amendment Number One, dated March 28, 2001, to Loan
                   Agreement between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and
                   Administrative Agent (incorporated by reference to Exhibit
                   10.10 to the registrant's Annual Report on Form 10-K filed
                   March 29, 2001).

         EXHIBIT
         NUMBER                            DESCRIPTION
         -------                           -----------
          10.9     Indenture, dated as of April 7, 2000, relating to the
                   registrant's 6% Subordinated Notes due April 15, 2010
                   (incorporated by reference to Exhibit 10.11 to the
                   registrant's Quarterly Report on Form 10-Q filed May 21,
                   2001).
          10.10    Indenture, dated as of April 7, 2000, relating to the
                   registrant's 3% Convertible Subordinated Notes due April 15,
                   2020 (incorporated by reference to Exhibit 10.12 to the
                   registrant's Quarterly Report on Form 10-Q filed May 21,
                   2001).
          10.11    Third amendment to Credit Agreement, dated as of May 18,
                   2001, between the registrant and various of its lenders,
                   with Canadian Imperial Bank of Commerce acting as
                   Administrative Agent (incorporated by reference to Exhibit
                   10.13 to the registrant's Quarterly Report on Form 10-Q
                   filed May 21, 2001).
          10.12    Amendment Number Two, dated May 18, 2001, to Loan Agreement between the registrant and certain of its lenders, with
                   Foothill Capital Corporation acting as Arranger and
                   Administrative Agent (incorporated by reference to Exhibit
                   10.14 to the registrant's Quarterly Report on Form 10-Q
                   filed May 21, 2001).
          10.13    Philip Services Corporation Non-employee Directors
                   Restricted Stock Plan (incorporated by reference to the
                   registrant's Definitive Proxy Statement on Schedule 14A
                   filed March 29, 2001).
          10.14    Philip Services Corporation Officers' Stock-Based Bonus Plan
                   (incorporated by reference to the registrant's Definitive
                   Proxy Statement on Schedule 14A filed March 29, 2001).
          10.15    Fourth amendment to Credit Agreement, dated as of November
                   19, 2001, between the registrant and various of its lenders, with Canadian Imperial Bank of Commerce acting as
                   Administrative Agent (incorporated by reference to Exhibit
                   10.17 to the registrant's Quarterly Report on Form 10-Q
                   filed November 19, 2001).
          10.16    Amendment Number Three, dated November 19, 2001, to Loan
                   Agreement between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and
                   Administrative Agent (incorporated by reference to Exhibit
                   10.18 to the registrant's Quarterly Report on Form 10-Q
                   filed November 19, 2001).
          10.17    Amendment Number Four, dated January 29, 2002, to Loan
                   Agreement between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and
                   Administrative Agent.
          10.18    Amendment Number Five, dated February 19, 2002, to Loan
                   Agreement between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and
                   Administrative Agent.
          10.19    Amendment Number Six, dated March 8, 2002, to Loan Agreement between the registrant and certain of its lenders, with
                   Foothill Capital Corporation acting as Arranger and
                   Administrative Agent.
          10.20    Fifth amendment to Credit Agreement, dated as of April 12,
                   2002, between the registrant and various of its lenders,
                   with Canadian Imperial Bank of Commerce acting as
                   Administrative Agent.
          10.21    Amendment Number Seven, dated April 12, 2002, to Loan
                   Agreement between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and
                   Administrative Agent.
          10.22    Amended and Restated Registration Rights Agreement, dated as of April 12, 2002, between the registrant and certain
                   securities holders.
          21       Subsidiaries of the registrant
          24       Power of attorney
          99.1     Press Release dated March 18, 2002.

(b) On October 2, 2001, the registrant filed a Form 8-K relating to the resignation of two of its directors and appointment of two new directors in their place and stead. No other reports on Form 8-K were filed by the registrant during the fiscal quarter ended December 31, 2001.

                                 SIGNATURE PAGE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated: April 12, 2002

                                          PHILIP SERVICES CORPORATION

                                          By:     /s/ ROBERT L. KNAUSS
                                            ------------------------------------
                                            Robert L. Knauss
                                            Chairman
                                            (Principal Executive Officer)

                                          By:   /s/ THOMAS P. O'NEILL, JR
                                            ------------------------------------
                                            Thomas P. O'Neill, Jr.
                                            Senior Vice President and Chief
                                              Financial Officer
                                            (Principal Financial Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                    TITLE                       DATE
                  ---------                                    -----                       ----
                      *                          Director                           April 12, 2002
---------------------------------------------
                Harold First

                      *                          Director                           April 12, 2002
---------------------------------------------
               Edmund B. Frost

            /s/ ROBERT L. KNAUSS                 Chairman and Director              April 12, 2002
---------------------------------------------
              Robert L. Knauss

                      *                          Director                           April 12, 2002
---------------------------------------------
             Robert J. Mitchell

                      *                          Director                           April 12, 2002
---------------------------------------------
             Stanley N. Nortman

                      *                          Director                           April 12, 2002
---------------------------------------------
                 Felix Pardo

                      *                          Director                           April 12, 2002
---------------------------------------------
             R. William Van Sant

         *By:  /s/ ROBERT L. KNAUSS
---------------------------------------------
              Robert L. Knauss,
              Attorney-in-Fact

                          PHILIP SERVICES CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

                                  SCHEDULE II

COLUMN A                         COLUMN B       COLUMN C -- ADDITION        COLUMN D        COLUMN E
--------                       ------------   -------------------------   -------------   -------------
                                 BALANCE       CHARGE TO     CHARGE TO
                               BEGINNING OF    COSTS AND       OTHER                        BALANCE,
         DESCRIPTION              PERIOD       EXPENSES     ACCOUNTS(1)   DEDUCTIONS(2)   END OF PERIOD
         -----------           ------------   -----------   -----------   -------------   -------------
ALLOWANCE FOR DOUBTFUL
  ACCOUNTS:
PHILIP SERVICES CORPORATION
  December 31, 2001..........  (20,980,245)   (23,746,509)         --       7,942,999      (36,783,755)
  December 31, 2000 (nine
     months).................  (14,298,532)   (10,202,916)         --       3,521,203      (20,980,245)
                               -----------    -----------     -------      ----------      -----------
-------------------------------------------------------------------------------------------------------
PREDECESSOR COMPANY
  (UNAUDITED)
  March 31, 2000 (three
     months).................  (23,938,004)    (4,048,662)                  4,574,976      (23,411,690)
  December 31, 1999..........  (24,353,674)   (10,298,302)    150,000      10,563,972      (23,938,004)

(1) Opening balances in companies acquired in the year net of closing balances of companies sold in the year.

(2) Write-off of uncollectible accounts

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  3.1     Amended and Restated Certificate of Incorporation
          (incorporated by reference to Exhibit 3.1 to the
          registrant's Report on Form 10-Q filed August 14, 2000).
  3.2     Amended By-Laws (Incorporated by reference to Exhibit 3.2 to the registrant's Annual Report on Form 10-K filed March 29,
          2001).
 10.1     Credit Agreement, dated as of March 31, 2000, between the
          registrant and various of its lenders, with Canadian
          Imperial Bank of Commerce acting as Administrative Agent
          (incorporated by reference to Exhibit 99.1 to the
          registrant's Current Report on Form 8-K filed May 8, 2000).
 10.2     Loan Agreement, dated as of March 31, 2000, between the
          registrant and certain of its lenders, with Foothill Capital
          Corporation acting as Arranger and Administrative Agent
          (incorporated by reference to Exhibit 99.2 to the
          registrant's Current Report on Form 8-K filed May 8, 2000).
 10.3     Registration Rights Agreement, dated as of March 31, 2000, between the registrant and certain securities holders
          (incorporated by reference to Exhibit 99.4 to the
          registrant's Current Report on Form 8-K filed May 8, 2000).
 10.4     Philip Services Corporation Performance Unit Bonus Plan
          (incorporated by reference to Exhibit 10.6 to the
          registrant's Quarterly Report on Form 10-Q filed August 14,
          2001).
 10.5     Philip Services Corporation Stock Option Plan (incorporated by reference to Exhibit 99.7 to the registrant's Current
          Report on Form 8-K filed May 8, 2000).
 10.6     First amendment to Credit Agreement, dated as of March 8,
          2001, between the registrant and various of its lenders,
          with Canadian Imperial Bank of Commerce acting as
          Administrative Agent (incorporated by reference to Exhibit
          10.8 to the registrant's Annual Report on Form 10-K filed
          March 29, 2001).
 10.7     Second amendment to Credit Agreement, dated as of March 28,
          2001, between the registrant and various of its lenders,
          with Canadian Imperial Bank of Commerce acting as
          Administrative Agent (incorporated by reference to Exhibit
          10.9 to the registrant's Annual Report on Form 10-K filed
          March 29, 2001).
 10.8     Amendment Number One, dated March 28, 2001, to Loan
          Agreement between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and
          Administrative Agent (incorporated by reference to Exhibit
          10.10 to the registrant's Annual Report on Form 10-K filed
          March 29, 2001).
 10.9     Indenture, dated as of April 7, 2000, relating to the
          registrant's 6% Subordinated Notes due April 15, 2010
          (incorporated by reference to Exhibit 10.11 to the
          registrant's Quarterly Report on Form 10-Q filed May 21,
          2001).
 10.10    Indenture, dated as of April 7, 2000, relating to the
          registrant's 3% Convertible Subordinated Notes due April 15,
          2020 (incorporated by reference to Exhibit 10.12 to the
          registrant's Quarterly Report on Form 10-Q filed May 21,
          2001).
 10.11    Third amendment to Credit Agreement, dated as of May 18,
          2001, between the registrant and various of its lenders,
          with Canadian Imperial Bank of Commerce acting as
          Administrative Agent (incorporated by reference to Exhibit
          10.13 to the registrant's Quarterly Report on Form 10-Q
          filed May 21, 2001).
 10.12    Amendment Number Two, dated May 18, 2001, to Loan Agreement between the registrant and certain of its lenders, with
          Foothill Capital Corporation acting as Arranger and
          Administrative Agent (incorporated by reference to Exhibit
          10.14 to the registrant's Quarterly Report on Form 10-Q
          filed May 21, 2001).
 10.13    Philip Services Corporation Non-employee Directors
          Restricted Stock Plan (incorporated by reference to the
          registrant's Definitive Proxy Statement on Schedule 14A
          filed March 29, 2001).
 10.14    Philip Services Corporation Officers' Stock-Based Bonus Plan
          (incorporated by reference to the registrant's Definitive
          Proxy Statement on Schedule 14A filed March 29, 2001).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.15    Fourth amendment to Credit Agreement, dated as of November
          19, 2001, between the registrant and various of its lenders, with Canadian Imperial Bank of Commerce acting as
          Administrative Agent (incorporated by reference to Exhibit
          10.17 to the registrant's Quarterly Report on Form 10-Q
          filed November 19, 2001).
 10.16    Amendment Number Three, dated November 19, 2001, to Loan
          Agreement between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and
          Administrative Agent (incorporated by reference to Exhibit
          10.18 to the registrant's Quarterly Report on Form 10-Q
          filed November 19, 2001).
 10.17    Amendment Number Four, dated January 29, 2002, to Loan
          Agreement between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and
          Administrative Agent.
 10.18    Amendment Number Five, dated February 19, 2002, to Loan
          Agreement between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and
          Administrative Agent
 10.19    Amendment Number Six, dated March 8, 2002, to Loan Agreement between the registrant and certain of its lenders, with
          Foothill Capital Corporation acting as Arranger and
          Administrative Agent.
 10.20    Fifth amendment to Credit Agreement, dated as of April 12,
          2002, between the registrant and various of its lenders,
          with Canadian Imperial Bank of Commerce acting as
          Administrative Agent.
 10.21    Amendment Number Seven, dated April 12, 2002 to Loan
          Agreement between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and
          Administrative Agent.
 10.22    Amended and Restated Registration Rights Agreement, dated as of April 12, 2002, between the registrant and certain
          securities holders.
 21       Subsidiaries of the registrant
 24       Power of attorney
 99.1     Press Release dated March 18, 2002.