Form 10-Q
period 2002-03-31
PHILIP SERVICES CORP/DE
filed 2002-05-13
CIK 1095701

 ===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
                         Commission file number 0-30417

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

    The number of shares of common stock of the Registrant outstanding at May 10, 2002 was 27,894,903.

================================================================================

                                  REPORT INDEX
                                  TO FORM 10-Q

                   10-Q PART AND ITEM NO.                                                        PAGE NO.
--------------------------------------------------------------                                   --------
                  PART I - Financial Information
Item 1.           Financial Statements (Unaudited)
                     Consolidated Balance Sheets of the Company as at December 31,
                     2001 and March 31, 2002.............................................           3
                     Consolidated Statements of Earnings of the Company for the Three
                     Months Ended March 31, 2002 and March 31, 2001......................           4
                     Consolidated Statements of Cash Flows of the Company for the
                     Three Months Ended March 31, 2002 and March 31, 2001................           5
                     Notes to Consolidated Financial Statements..........................           6
Item 2.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations..................................................          19
Item 3.           Quantitative and Qualitative Disclosures About Market Risk.............          24

                  PART II - Other Information
Item 1.           Legal Proceedings......................................................          25
Item 2.           Changes in Securities and Use of Proceeds..............................          25
Item 3.           Defaults upon Senior Securities........................................          25
Item 4.           Submission of Matters to a Vote of Security Holders....................          25
Item 5.           Other Information......................................................          25
Item 6.           Exhibits and Reports on Form 8-K.......................................          26

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

                           PHILIP SERVICES CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                       (UNAUDITED IN THOUSANDS OF DOLLARS)




                                                            MARCH 31,      DECEMBER 31,
                                                              2002             2001
                                                            ---------      ------------
ASSETS
Current assets
  Cash and cash equivalents ..........................      $  13,595       $   9,201
  Accounts receivable (net of allowance for doubtful
     accounts of $35,771; December 31, 2001 - $36,784)        255,033         233,494
  Inventory for resale ...............................         28,128          33,038
  Other current assets ...............................         57,941          50,281
                                                            ---------       ---------
                                                              354,698         326,014
Property, plant and equipment ........................        246,946         255,652
Other assets .........................................         57,362          57,737
                                                            ---------       ---------
                                                            $ 659,005       $ 639,403
                                                            =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Bank overdraft .....................................      $  26,761       $  20,023
  Accounts payable ...................................         79,637          82,691
  Accrued liabilities ................................        120,931         115,574
  Current borrowings on operating facility ...........         27,069          12,129
  Current maturities of long-term debt ...............          2,548           2,692
                                                            ---------       ---------
                                                              256,946         233,109
Long-term debt .......................................        343,796         339,392
Deferred income taxes ................................          7,629           7,882
Other liabilities ....................................         67,854          70,051
Contingencies (Note 16)
Stockholders' equity .................................        (17,220)        (11,031)
                                                            ---------       ---------
                                                            $ 659,005       $ 639,403
                                                            =========       =========


   The accompanying notes are an integral part of these financial statements.

                           PHILIP SERVICES CORPORATION

                       CONSOLIDATED STATEMENTS OF EARNINGS
                       (UNAUDITED IN THOUSANDS OF DOLLARS,
                       EXCEPT SHARE AND PER SHARE AMOUNTS)

                                             FOR THE THREE MONTHS     FOR THE THREE MONTHS
                                                ENDED MARCH 31,         ENDED MARCH 31,
                                                    2002                     2001
                                             --------------------     --------------------
Revenue ...................................      $ 363,265                 $ 413,020
Operating expenses ........................        314,597                   354,778
Special charges (Note 10) .................          4,600                     2,797
Selling, general and administrative costs .         31,956                    44,167
Depreciation and amortization .............         10,465                    11,189
                                                 ---------                 ---------
Income from operations ....................          1,647                        89
Interest expense ..........................         10,476                     9,511
Other income - net ........................         (2,416)                     (785)
                                                 ---------                 ---------
Loss from continuing operations
  before taxes ............................         (6,413)                   (8,637)
Income taxes ..............................            300                       570
                                                 ---------                 ---------
Net loss ..................................      $  (6,713)                $  (9,207)
                                                 =========                 =========

Basic loss per share ......................      $   (0.28)                $   (0.38)
                                                 =========                 =========
Weighted average number of shares of common
  Stock outstanding (000's) ...............         24,079                    24,042
                                                 =========                 =========

   The accompanying notes are an integral part of these financial statements.

                           PHILIP SERVICES CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (UNAUDITED IN THOUSANDS OF DOLLARS)


                                                     FOR THE THREE MONTHS     FOR THE THREE MONTHS
                                                        ENDED MARCH 31,          ENDED MARCH 31,
                                                            2002                     2001
                                                     --------------------     --------------------
OPERATING ACTIVITIES
Net loss ...........................................      $ (6,713)                $ (9,207)
Items included in earnings not affecting cash
  Depreciation and amortization ....................        10,465                   11,189
  Accrued but unpaid interest ......................         4,257                    3,792
  Deferred income taxes ............................            --                     (517)
  Gain on sale of assets ...........................        (2,379)                      --
  Other ............................................            57                   (2,052)
                                                          --------                 --------
Cash flow before changes in assets and liabilities .         5,688                    3,205
Changes in assets and liabilities ..................       (23,450)                 (46,360)
                                                          --------                 --------
Cash used in operating activities ..................       (17,762)                 (43,155)
                                                          --------                 --------
INVESTING ACTIVITIES
Proceeds from sales of operations ..................         5,272                       --
Purchase of property, plant and equipment ..........        (3,719)                 (13,013)
Proceeds from sales of assets ......................            --                    1,444
                                                          --------                 --------
Cash provided by (used in) investing activities ....         1,553                  (11,569)
                                                          --------                 --------
FINANCING ACTIVITIES
Proceeds from long-term and short-term debt ........        21,677                   18,288
Principal payments on long-term debt ...............        (1,074)                  (2,311)
                                                          --------                 --------
Cash provided by financing activities ..............        20,603                   15,977
                                                          --------                 --------

Net change in cash for the period ..................         4,394                  (38,747)
Cash and cash equivalents, beginning of
  Period ...........................................         9,201                   38,747
                                                          --------                 --------
Cash and cash equivalents, end of period ...........      $ 13,595                 $     --
                                                          ========                 ========




   The accompanying notes are an integral part of these financial statements.

                           PHILIP SERVICES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)    BASIS OF PRESENTATION

These Consolidated Financial Statements contain information relating to Philip Services Corporation ("PSC"), a Delaware corporation, and its subsidiaries (collectively, the "Company"), which has been prepared by management. As indicated in Note 18, the Company's certifying accountants have resigned, and accordingly these financial statements have not been reviewed by any outside auditors. The Company has not yet appointed new external auditors. Upon such appointment, the Company's new external auditors will review this Form 10-Q, and the Company will file any amendments hereto deemed to be necessary by such auditors.

The Consolidated Financial Statements herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As applicable under such regulations, certain information and footnote disclosures normally included in complete annual financial statements have been condensed or omitted. The Company believes that the presentation and disclosures herein are adequate to make the information not misleading, and the financial statements reflect all elimination entries and normal adjustments that are necessary for a fair statement of the results for the three months ended March 31, 2002 and the three months ended March 31, 2001. There have been no significant changes in the accounting policies of the Company during the periods presented. For a description of these policies, see Note 2 of the Notes to the Company's Consolidated Financial Statements included in the Company's Form 10-K for the fiscal year ended December 31, 2001.

The Company is an industrial services and metals services company that provides industrial outsourcing, environmental services and metal services to major industry sectors throughout North America.

The Consolidated Financial Statements of the Company have been prepared in U.S. dollars using accounting principles generally accepted in the United States of America.

CREDIT FACILITIES

The Company has two credit facilities, a $335.8 million term facility with a syndicate of lenders ("credit facility") and a revolving credit agreement ("revolving operating facility"). Under the credit facility and revolving operating facility ("facilities"), more fully described in Note 7, the Company is required to meet certain financial covenants. During 2001, the Company was negatively impacted by the general slowdown in the economy, poor conditions in the steel industry, the bankruptcy of major customers, and the events of September 11, among other matters. The Company was unable to meet its EBITDA and interest coverage covenants and as a result sought relief in March 2001, May 2001 and November 2001.

On April 12, 2002, the revolving operating facility was amended to provide additional financing for the duration of the facility (the "mezzanine financing"). The amendments increased the maximum amount that may be borrowed under the revolving operating facility (exclusive of optional overadvances) to $195 million from $175 million. In addition, the revolving operating facility was amended to add a new Tranche Sub-B in the amount of $70 million. Because the defined borrowing base under Tranche Sub-B is more liberal than under Tranches A or B-Prime, and because a reserve of $25 million is not deducted from the borrowing base under Tranche Sub-B as it is under Tranches A and B-Prime, the net effect is to provide availability under Tranche Sub-B at times when there is no availability under Tranches A and B-Prime. Approximately $31 million was borrowed under Tranche Sub-B upon implementation to repay previous "overadvance" borrowings under Tranche A during the first quarter of 2002. Tranche Sub-B is a revolving facility, except that any payments of principal as a result of asset sales (other than in the ordinary course of business) automatically reduce the availability under Tranche Sub-B.

The covenants under the revolving operating facility were amended to eliminate the interest coverage ratio, to waive the default under the EBITDA covenant for the period ended December 31, 2001, and to lower the EBITDA covenant requirement to approximately $4.6 million, $9.7 million, $14.8 million and $20.9 million for the cumulative year-to-date periods ending March 31, June 30, September 30, and December 31, 2002, respectively. The revolving operating facility was also amended to extend the maturity date of the facility to April 8, 2003 from September 30, 2002.

Investors are referred to Note 7(c) herein, as well as to the full text of the documents filed as exhibits to the 2001 Form 10-K.

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

At March 31, 2002, the Company was in compliance with the amended covenants under the facilities. The Company projects it will remain in compliance for subsequent periods ending June 30, September 30 and December 31, 2002, and March 31, 2003.

RECLASSIFICATION

Certain reclassifications of prior periods' data have been made to conform with the current period reporting.

(2)    ACCOUNTS RECEIVABLE (in thousands)

                                                     MARCH 31,      DECEMBER 31,
                                                        2002            2001
                                                     ---------      ------------
Billed trade receivables .....................       $ 231,141       $ 229,834
Accrued revenue not yet billed................          59,663          40,444
                                                     ---------       ---------
Total accounts receivable ....................         290,804         270,278

Allowance for doubtful accounts...............         (35,771)        (36,784)
                                                     ---------       ---------
Net accounts receivable ......................       $ 255,033       $ 233,494
                                                     =========       =========


(3)    OTHER CURRENT ASSETS (in thousands)


                                                  MARCH 31,    DECEMBER 31,
                                                    2002          2001
                                                  ---------   -------------
Costs in excess of billings..................      $13,963      $14,939
Non-trade receivables .......................       14,697       15,405
Consumable supplies .........................       10,069       10,616
Other .......................................       19,212        9,321
                                                   -------      -------
                                                   $57,941      $50,281
                                                   =======      =======


(4)    PROPERTY, PLANT AND EQUIPMENT (in thousands)

                                       MARCH 31, 2002                                DECEMBER 31, 2001
                              ------------------------------------      ------------------------------------
                                          ACCUMULATED    NET BOOK                   ACCUMULATED     NET BOOK
                               COST       DEPRECIATION     VALUE         COST       DEPRECIATION      VALUE
                              --------    ------------   ---------      --------    ------------    --------
Land ...................      $ 36,958      $     --      $ 36,958      $ 37,595      $     --      $ 37,595
Landfill sites .........        11,563         3,065         8,498        11,426         2,774         8,652
Buildings ..............        65,513        12,199        53,314        68,170         9,825        58,345
Equipment ..............       208,743        66,850       141,893       203,860        59,905       143,955
Assets under development         6,283            --         6,283         7,105            --         7,105
                              --------      --------      --------      --------      --------      --------
                              $329,060      $ 82,114      $246,946      $328,156      $ 72,504      $255,652
                              ========      ========      ========      ========      ========      ========

(5)    OTHER ASSETS (in thousands)

                                                      MARCH 31,   DECEMBER 31,
                                                        2002          2001
                                                      ---------   ------------
Restricted investments(a)........................      $39,941      $40,513
Other ...........................................       17,421       17,222
                                                       -------      -------
                                                       $57,362      $57,737
                                                       =======      =======

(a) Restricted investments are controlled by the Company's wholly owned insurance subsidiary, and, as at March 31, 2002, approximately $38,447 (December 31, 2001 - $38,390) had been pledged as security for the Company's insurance liabilities. The restricted investments are held primarily in US and foreign government and commercial debt instruments rated AA or better by Moodys and Standard & Poors.

(6)  ACCRUED LIABILITIES (in thousands)

     Accrued liabilities consist of the following:



                                                                                      MARCH 31,     DECEMBER 31,
                                                                                         2002           2001
                                                                                      ---------     ------------
        Insurance claims outstanding (a)..........................                    $  50,700       $  50,476
        Accrued employee compensation and benefit costs...........                       16,803          15,665
        Accrued purchases.........................................                        4,567           6,404
        Accrued closure costs (b).................................                        8,953           6,155
        Billings in excess of costs...............................                        8,397           7,209
        Accrued waste material disposal costs.....................                        3,447           3,942
        Accrued environmental costs...............................                        4,826           4,526
        Accrued other.............................................                       22,730          20,763
        Income taxes payable......................................                          509             434
                                                                                      ---------       ---------
                                                                                      $ 120,931       $ 115,574
                                                                                      =========       =========


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

     Various insurance policies prior to June of 1999, including workers' compensation policies, were placed with Reliance Insurance Company and/or its former subsidiary companies ("Reliance Insurance"). On October 3, 2001, the Insurance Commissioner of Pennsylvania placed Reliance Insurance into liquidation. State guaranty associations have been ordered to assume the insured obligations of Reliance Insurance, subject to statutory limitations. Until such plans are finalized by the various state associations, there is a risk that the Company could be liable for some portion of the $4,700 claims which are contractually covered by Reliance. Cash and letters of credit on deposit with Reliance Insurance are specifically dedicated to the Company's retained liability of up to $500 per occurrence and should not be pooled or otherwise used to settle Reliance Insurance liabilities. The Company has recorded a charge of $4,700 in the fourth quarter of 2001 to reflect the potential exposure pending further clarification of the liabilities by the courts.

(b)  Accrued closure costs are as follows:


                                              BALANCE AT                                                     BALANCE AT
                                              12/31/2001       ADDITIONS     ADJUSTMENTS      SPENDING       3/31/2002
                                             -----------       ---------     -----------      --------       ----------
Severance................................... $       910       $   2,533      $       --       $  (236)      $    3,207
Other exit costs............................       5,245           1,091              --          (590)           5,746
                                             -----------       ---------      ----------       -------       ----------
                                             $     6,155       $   3,624      $       --       $  (826)      $    8,953
                                             ===========       =========      ==========       =======       ==========


     Additions and adjustments have been recorded as special charges in the Consolidated Statements of Earnings (see Note 10).

(7)    LONG-TERM DEBT (in thousands except share and per share amounts)



                                                                                 MARCH 31,    DECEMBER 31,
                                                                                   2002          2001
                                                                                 ----------   ------------
    Credit facility
      Term debt(a)...........................................................    $  170,905    $  170,905
      Convertible payment-in-kind debt(a)....................................       121,996       118,997
    Unsecured payment-in-kind notes(b).......................................        44,766        43,508
    Revolving operating facility(c)..........................................        27,069        12,129
    Loans collateralized by certain assets having a net book
      value of $8,048 bearing interest at a weighted average
      fixed rate of 5.9% (2000-6.4%) maturing at various
      dates up  to 2020......................................................         4,264         4,332
    Loans collateralized by certain assets having a net book
      value  of $2,426 bearing interest at prime plus a weighted average floating rate of 2% (2001-1.5%) maturing
      at various dates up to 2004............................................         2,402         2,038
    Obligations under capital leases on equipment bearing
      interest at rates varying from 1% to 22% maturing at
      various dates to 2007..................................................         2,011         2,304
                                                                                 ----------    ----------
                                                                                    373,413       354,213
    Less current maturities of long-term debt................................         2,548         2,692
    Less current borrowings on operating facility............................        27,069        12,129
                                                                                 ----------    ----------
                                                                                 $  343,796    $  339,392
                                                                                 ==========    ==========


(a)  Term Debt and Convertible Payment-In-Kind Debt

     As of March 31, 2000, the Company entered into a $335,825 term credit facility. Concurrently, the Company entered into the revolving operating facility. See Note 7(c). The credit facility provides term debt of $235,825 ("term debt") and $100,000 in convertible payment-in-kind debt ("PIK debt"). The credit facility matures on March 31, 2005 and bears interest at a fixed rate of 9% for the term debt and 10% for the PIK debt. Interest payments on the term debt are due quarterly in arrears, up to a maximum of $20,000 in the first year, and on the PIK debt, interest is payable in full on March 31, 2005. The term debt or any part thereof and/or all of the PIK debt may be prepaid and redeemed by the Company at any time during the agreement once the revolving operating facility has been terminated. The Company must pay a redemption premium of between 1% and 5% on the amount of the term debt being redeemed and between 8-1/3% and 25% on the amount of the PIK debt being redeemed excluding mandatory prepayments. The PIK debt is convertible by the lenders at any time into shares of common stock of PSC at an initial conversion price of $11.72 per share, which was in excess of the fair market value of PSC on a per share basis.

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

     During the first quarter of 2002, the Company made no mandatory prepayments relating to net asset sales; the carrying value of the term debt was $170,900 as at March 31, 2002.

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

     Under the facilities, the Company is required to meet certain financial covenants. See Note 7(c) for a description of recent amendments to these covenants and execution of a new mezzanine facility.

(b)  Unsecured Payment-in-Kind Notes

     On April 7, 2000, the Company issued an aggregate amount of $48,000 of unsecured payment-in-kind notes ("unsecured notes"). The unsecured notes mature on April 15, 2010 and bear interest at a fixed rate of 6%. The interest is payable semi-annually on April 15 and October 15, and can be paid up to April 15, 2005 in cash or additional unsecured notes, at the option of the Company. The Company had issued an additional $3,382 of unsecured notes as of March 31, 2002 in payment of interest. If a change in control occurs, the Company is required to make an offer to purchase an amount of unsecured notes equal to the present value of the remaining scheduled payments of principal and interest, discounted at 16%, plus accrued interest thereon. The unsecured notes will bear interest at a rate of 12% from the date of a change in control until such time as the unsecured notes are redeemed. The unsecured notes provide for annual mandatory sinking fund payments equal to 20% of the aggregate principal amount of the outstanding unsecured notes at April 15, 2005, plus all accrued and unpaid interest thereon, commencing April 15, 2006. At March 31, 2002, the unsecured notes were recorded at $39,238 (December 31, 2001 - $38,129).

     On April 7, 2000, the Company issued an aggregate amount of $18,000 of unsecured convertible payment-in-kind notes ("unsecured convertible notes"). The unsecured convertible notes mature on April 15, 2020 and bear interest at a fixed rate of 3% starting April 15, 2003. The interest is payable semi-annually on April 15 and October 15. The unsecured convertible notes may be converted at any time into shares of common stock of PSC at an initial conversion price of $30 per share. If a change in control occurs, the Company is required to make an offer to purchase an amount of unsecured convertible notes equal to between 64% and 100% of the principal amount of unsecured convertible notes outstanding, plus accrued interest thereon. The unsecured convertible notes will bear interest at a rate of 12% from the date of a change in control until such time as the unsecured convertible notes are redeemed. As of March 31, 2002, unsecured convertible notes with a face value of $695 had been converted into 23,174 shares of common stock pursuant to the terms of the indenture covering the unsecured convertible notes. At March 31, 2002, the unsecured convertible notes were recorded at $5,528 (December 31, 2001 - $5,379).

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

     The Company is required to pay annually an agency fee and an annual fee equal to $150 and $750, respectively, and a monthly loan servicing fee equal to $20 for Tranches A and B-Prime. The Tranche Sub-B Agency fee is $10 paid monthly. In addition, the Company is required to pay monthly an unused line of credit fee equal to 0.375%, 0.75%, and 2.0% per annum on the average unused portion of Tranche A, Tranche B-Prime, and Tranche Sub-B, respectively, under the revolving operating facility. At March 31, 2002, the Company's borrowing base formula limited the availability of the revolving operating facility to approximately $122,184. The Company had undrawn capacity under the revolving operating facility of approximately $35,225, net of borrowings and outstanding letters of credit of approximately $90,890.

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

     The commitments under Tranche Sub-B have been provided by affiliates of Carl C. Icahn ($49,000) and affiliates of Stephen Feinberg ($21,000). Mr. Icahn and Mr. Feinberg and their affiliates are respectively the largest and second largest stockholders of the Company.

     Certain fees were incurred in connection with Tranche Sub-B. Specifically, Tranche Sub-B lenders received an upfront fee of $6,000. The $2,000 fee that was paid for the $20,000 interim overadvance was credited against the $6,000 fee for the mezzanine facility. Tranche Sub-B lenders will receive a fee of 2% per annum based on the unused portion of the Tranche Sub-B facility. There will also be a prepayment fee of 3% based upon a termination by the Company of any or all of Tranche Sub-B.

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

     A further fee of $1,000 was paid to the lenders under the revolving operating facility for the amendment and for resetting the covenants. The administrative agent under the revolving operating facility, Foothill Capital Corporation, will receive $10 per month for administering Tranche Sub-B.

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

     At March 31, 2002, the Company was in compliance with the amended covenants under the facilities. The Company projects it will remain in compliance for subsequent periods ending June 30, September 30, and December 31, 2002, and March 31, 2003. As a result, the Company's credit facility debt has been reclassified as long-term.

(d) The various components of long-term debt described in Note 7 (a) and (b) (the "Company's Public Debt Instruments") are financial instruments. The Company's Public Debt Instruments were discounted from face value to their fair market value on March 31, 2000. As of December 31, 2000, the carrying value at that time approximated fair market value. During 2001 and 2002, there have been changes in market interest rates, a general decline in the availability of credit, and disappointing financial performance by the Company. It is likely that these factors have caused the fair market value of the Company's Public Debt Instruments to be materially less than the current carrying value. There is no public market in the Company's Public Debt Instruments, and, therefore, the Company is unable to determine their fair market value.

(8)  OTHER LIABILITIES (in thousands)



                                                                              MARCH 31,       DECEMBER 31,
                                                                                  2002            2001
                                                                             -----------      ------------
        Accrued environmental costs......................................    $    65,888      $     67,821
        Other............................................................          1,966             2,230
                                                                             -----------      ------------
                                                                             $    67,854      $     70,051
                                                                             ===========      ============


(9)  STATEMENT OF CASH FLOWS (in thousands)

CHANGES IN ASSETS AND LIABILITIES


                                                                        FOR THE THREE              FOR THE THREE
                                                                     MONTHS ENDED MARCH 31,    MONTHS ENDED MARCH 31,
                                                                             2002                      2001
                                                                     ----------------------    ----------------------
        Accounts receivable........................................     $    (21,539)              $     (26,219)
        Inventory for resale.......................................            4,910                     (13,030)
        Proceeds from sale of businesses...........................            5,272                      (5,539)
        Other Assets...............................................          (11,947)                    (11,374)
        Accounts payable, accrued liabilities,
          and other liabilities....................................             (221)                      9,027
        Income taxes payable.......................................               75                         775
                                                                        ------------               -------------
                                                                        $    (23,450)              $     (46,360)
                                                                        ============               =============


SUPPLEMENTAL CASH FLOW INFORMATION

The supplemental cash flow disclosures and non-cash transactions for the three months ended March 31, 2002 and 2001 are as follows:


                                                                        FOR THE THREE MONTHS    FOR THE THREE MONTHS
                                                                            ENDED MARCH 31,        ENDED MARCH 31,
                                                                                 2002                    2001
                                                                        --------------------    --------------------
        Supplemental Disclosures:
        Interest paid..............................................            $4,526                   $5,314
        Income taxes paid..........................................               448                      199
        Debt incurred on the purchase of  property and equipment...               800                      826

(10) SPECIAL CHARGES (in thousands)

2002

The special charges are composed of the following:

    Business units, locations or activities to be exited:
        Severance costs....................................................     $     2,533
        Other exiting costs................................................           1,091
    Business units, locations or activities to be continued:
        Process re-engineering costs.......................................             976
                                                                                -----------
    Pre-tax................................................................     $     4,600
                                                                                ===========
    After tax..............................................................     $     4,600
                                                                                ===========

Asset impairments and other costs recorded as special charges

During 2002, the Company decided to close the corporate headquarters in Rosemont, Illinois and relocate the corporate governance functions to the shared service operations in Houston. Included in the special charges are $3,624 in cash costs for severance and other exit costs to be incurred at these locations. Approximately 13 employees are to be terminated as a result of these restructurings, none of which had been terminated at March 31, 2002.

Process re-engineering costs

During 2000, the Company embarked on an initiative, the PSC Way, to standardize business processes to allow it to operate more efficiently and share information and best practices. This initiative includes defining common business processes related to transactional functions as well as client relationships and includes establishing a common management systems platform. The total cash costs for the PSC Way initiative for the three months ended March 31, 2002 were $1,845, of which $869 was capitalized to fixed assets and $976 is included in special charges as process re-engineering costs.

2001

The special charges are composed of the following:

   Business units, locations or activities to be exited:
       Assets written down to estimated net realizable value of $-0-......     $       204
       Severance costs....................................................             316
       Other exiting costs................................................           2,862
   Business units, locations or activities to be continued:
       Assets written down to estimated net realizable value of $200......           1,809
       Process re-engineering costs.......................................           6,744
                                                                               -----------
   Pre-tax................................................................     $    11,935
                                                                               ===========
   After tax..............................................................     $    11,935
                                                                               ===========


Asset impairments and other costs recorded as special charges

During 2001, the Company continued to seek operating efficiencies and identified locations or business units to be closed. Included in the special charges are non-cash costs for asset impairments of $204 and $3,178 in cash costs for severance and other exit costs to be incurred at these locations. Approximately 48 employees are to be terminated as a result of these restructurings, of which 24 had not yet been terminated at March 31, 2002.

In addition, a patent infringement lawsuit was settled during the year in which the Company agreed to discontinue the use of certain equipment parts at an ongoing operation. An assessment of the recoverability of the net asset value for this equipment resulted in a non-cash asset impairment charge of $1,809.

Process re-engineering costs

The total cash costs for the PSC Way initiative (described above) in 2001 were $12,166, of which $5,422 was capitalized to fixed assets and $6,744 is included in special charges as process re-engineering costs.

(11) STOCKHOLDERS' EQUITY (in thousands except number of shares)

                                                                      MARCH 31,          DECEMBER 31,
                                                                         2002                2001
                                                                     ------------        -------------
   Share capital.............................................           $118,976            $118,920
   Retained earnings (deficit)...............................           (130,357)           (123,644)
   Cumulative foreign currency translation
     adjustment..............................................             (5,839)             (6,307)
                                                                     -----------         -----------
                                                                     $   (17,220)        $   (11,031)
                                                                     ===========         ===========

The outstanding capital of PSC comprised 24,241,975 shares of common stock at March 31, 2002.

On May 9, 2001, the Company reserved 1,000,000 shares of common stock for issuance under its 2001 Officers' Stock-Based Bonus Plan ("Stock Plan"). Under the Stock Plan, awards of restricted common stock, options to purchase shares of common stock, stock appreciation rights and/or phantom stock rights may be granted. Participation in the Stock Plan is limited to officers of the Company and its subsidiaries. Generally the awards vest evenly over a four-year period from the date of grant. The Company had granted 232,609 restricted shares as at March 31, 2002.

On May 9, 2001, the Company also reserved 200,000 shares of common stock for issuance under its 2001 Non-Employee Directors Restricted Stock Plan ("Directors Stock Plan"). Under the Directors Stock Plan, shares of restricted common stock will be granted on the first business day of each fiscal quarter during the term of the Directors Stock Plan to each non-employee director who is a member of the Board. One-quarter of the shares granted as of each grant date will vest on each of the first four anniversaries of such grant date except with respect to the initial grant of shares. As at March 31, 2002, the Company had granted 43,812 shares of restricted common stock under the Directors Stock Plan.

(12) EARNINGS PER SHARE (in thousands)

                                                                               FOR THE THREE MONTHS      FOR THE THREE MONTHS
                                                                                   ENDED MARCH 31,           ENDED MARCH 31,
                                                                                       2002                      2001
                                                                               --------------------      --------------------
  Net loss for the period-- basic and diluted..................................      $     (6,713)         $     (9,207)
                                                                                     ============          ============

  Number of shares of common stock outstanding.................................            24,242                24,042
  Effect of using weighted average shares of common stock outstanding..........                (2)                   --
  Restricted shares issued - unvested..........................................              (161)                   --
                                                                                     ------------          ------------
  Basic and diluted weighted average number of shares of
    common stock outstanding...................................................            24,079                24,042
                                                                                     ============          ============



(13) COMPREHENSIVE INCOME (in thousands)


                                                                                FOR THE THREE MONTHS    FOR THE THREE MONTHS
                                                                                   ENDED MARCH 31,         ENDED MARCH 31,
                                                                                         2002                  2001
                                                                                ---------------------   --------------------
  Net loss for the period......................................................    $       (6,713)        $      (9,207)
  Other comprehensive income, net of taxes:
       Stock compensation......................................................               (50)
       Translation adjustments.................................................               468                (3,626)
                                                                                   --------------         -------------
  Comprehensive loss...........................................................    $       (6,295)        $     (12,833)
                                                                                   ==============         =============



(14) RELATED PARTIES (in thousands)

The Company's two largest stockholders, Carl C. Icahn and Stephen Feinberg, were involved in providing interim financing subsequent to December 31, 2001 pending completion of the mezzanine financing as described in Notes 1 and 7. These stockholders also participate through entities they control in the revolving operating facility described in Note 7(c) and share interest and fees paid on that facility. Additionally, they are participants in the Company's PIK and term debt facilities described in Note 7(a). Mr. Icahn controls approximately $184,000 of the Company's debt which was associated with approximately $13,000 in interest expense and $1,000 in fees during 2001. Mr. Feinberg controls approximately $60,000 of the Company's debt which was associated with approximately $4,000 in interest expense and $500 in fees during 2001.

(15)   SEGMENTED INFORMATION (in thousands)

The Company's business operations are organized into the following three segments:

    o Industrial Outsourcing Group, which includes the operations that perform industrial cleaning and maintenance, mechanical services, piping and fabrication, turnaround and outage services, electrical contracting and instrumentation, decommissioning and remediation services.

    o Environmental Services Group, which includes commercial and industrial by-product collection, processing and disposal, engineered fuel blending, solvent distillation, analytical services, container and tank cleaning services, on-site services, lab packing, household hazardous waste services and emergency response services.

    o Metals Services Group, whose primary operations include ferrous and non-ferrous scrap collection and processing, brokerage and transportation and on-site mill services.

                                                                        FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                                     ------------------------------------------------------------------------------
                                                                                                          SHARED
                                                     INDUSTRIAL      ENVIRONMENTAL       METALS         SERVICES &
                                                      OUTSOURCING       SERVICES         SERVICES      ELIMINATIONS       TOTAL
                                                     ------------    -------------     -----------    --------------  -------------
        Revenue.................................     $    188,645     $    62,925      $   111,695     $       --     $    363,265
        Income (loss) from operations...........           10,787             610          (1,966)         (7,784)           1,647
        Income (loss) from operations
         before special charges.................           10,787             610          (1,966)         (3,186)           6,247
        Total assets............................          228,668         162,867          176,104         64,606          632,245
        Depreciation and amortization...........            3,995           3,510            2,346            614           10,465
        Capital expenditures....................              823           1,520            1,014          1,327            4,684
        Equity investments......................               --              --              754          1,358            2,112


                                                                         FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                                     ------------------------------------------------------------------------------
                                                                                                         SHARED
                                                      INDUSTRIAL     ENVIRONMENTAL       METALS         SERVICES &
                                                      OUTSOURCING       SERVICES        SERVICES        ELIMINATIONS       TOTAL
                                                     ------------    -------------    ------------     -------------   ------------
        Revenue.................................     $    200,450     $    68,664     $  143,906       $       --      $   413,020
        Income (loss) from operations...........            7,922           2,434         (6,188)          (4,079)              89
        Income (loss) from operations
          before special charges................            7,922           2,434         (6,188)         (1,282)            2,886
        Total assets............................          254,845         171,680        259,721           47,464          733,710
        Depreciation and amortization...........            4,610           3,038          2,494            1,047           11,189
        Capital expenditures....................            6,527           3,793          2,682              837           13,839
        Equity investments......................               --              --          2,882            1,572            4,454


The geographical segmentation of the Company's businesses is as follows:


                                                 FOR THE THREE MONTHS                    FOR THE THREE MONTHS
                                                    ENDED MARCH 31,                         ENDED MARCH 31,
                                                          2002                                    2001
                                           -------------------------------        --------------------------------
                                                                LONG-LIVED                              LONG-LIVED
                                              REVENUE             ASSETS              REVENUE              ASSETS
                                           -------------      ------------        -------------        -----------
             United States..............   $     328,703      $    212,446        $     370,131        $   221,644
             Canada.....................          34,562            47,011               39,918             57,867
             Other......................               0            41,280                2,971             48,901
                                           -------------      ------------        -------------        -----------
                                           $     363,265      $    300,737        $     413,020        $   328,412
                                           =============      ============        =============        ===========

(16) CONTINGENCIES (in thousands)

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

     Certain of the Company's facilities are environmentally impaired as a result of operating practices at the sites prior to their acquisition by the Company. The Company has established procedures to periodically evaluate these sites, giving consideration to the nature and extent of the contamination. The Company has provided for the remediation of these sites based upon management's judgment and prior experience. The Company has estimated the liability to remediate these sites to be $54,285 (December 31, 2001 - $55,899).

     Certain subsidiaries of the Company have been named as potentially responsible or liable parties under U.S. federal and state superfund laws in connection with various sites. It is alleged that the Company and its subsidiaries or their predecessors transported waste to the sites, disposed of waste at the sites, or operated the sites in question. The Company has reviewed the nature and extent of the allegations, the number, connection and financial ability of other named and unnamed potentially responsible parties and the nature and estimated cost of the likely remedy. Based on its review, the Company has accrued its estimate of its liability to remediate these sites at $16,429 (December 31, 2001 - $16,504). If it is determined that more expensive remediation approaches may be required in the future, the Company could incur additional obligations, which could be material.

     The liabilities discussed above are disclosed in the Consolidated Balance Sheets as follows:

                                                  MARCH 31,    DECEMBER 31,
                                                      2002           2001
                                                ----------     ------------
            Accrued liabilities..............   $    4,826     $    4,582
            Other liabilities................       65,888         67,821
                                                ----------     ----------
                                                $   70,714     $   72,403
                                                ==========     ==========


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

(17) NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." The statement applies to legal obligations associated with the retirement of long-lived assets, except for certain obligations of lessees. The provisions of this statement are required to be applied for fiscal years beginning after June 15, 2002. Management is in the process of evaluating the impact of the adoption of Statement 143, which could have a material effect on the Company's financial statements.

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

(18) SUBSEQUENT EVENTS

Certain material events have occurred since March 31, 2002, of which investors should be aware in considering the information contained in this Form 10-Q.

CHANGES IN CERTIFYING ACCOUNTANT

On April 18, 2002, PricewaterhouseCoopers LLP ("PwC"), the Company's independent accountants for the year ended December 31, 2001 and the nine months ended December 31, 2000, resigned. In connection with the audits of the Company's financial statements for such periods and through April 18, 2002, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PwC would have caused them to make reference thereto in their reports on the financial statements for such periods. PwC's reports on the financial statements for such periods contain no adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principle, except that their report on the December 31, 2000 financial statements included an explanatory paragraph regarding a potential event of default under the terms of certain restrictive covenants included in the registrant's debt agreements.

ADDITIONAL FINANCING

On April 12, 2002, the Company obtained additional financing under its revolving operating facility. The terms of the additional financing are described in Note 7(c) to the Company's Consolidated Financial Statements.

                           PHILIP SERVICES CORPORATION

PART I -- FINANCIAL INFORMATION


ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

PSC is an industrial and metals services company operating in three segments:
(i) the Industrial Outsourcing Group; (ii) the Environmental Services Group; and
(iii) the Metals Services Group. PSC employs more than 10,000 people at over 150 locations across North America. The Company's operations are based primarily in the United States.

The Industrial Outsourcing Group's operations include industrial cleaning and maintenance, refractory, catalyst, mechanical services, piping and fabrication services, turnaround and outage services, electrical contracting and instrumentation, decommissioning and remediation services. The Industrial Outsourcing Group primarily services the refining, petrochemical, utilities, oil and gas, pulp and paper and automotive industries.

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

The Consolidated Financial Statements herein contain information relating to Philip Services Corporation ("PSC") and its subsidiaries (collectively, the "Company"), which has been prepared by management.

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the results of operations and the percentage relationships which the various items in the Consolidated Statements of Earnings bear to the consolidated revenue from continuing operations: ($ in millions)

                                               FOR THE THREE MONTHS    FOR THE THREE MONTHS
                                                  ENDED MARCH 31,         ENDED MARCH 31,
                                                        2002                      2001
                                                -------------------     ------------------
       Revenue................................  $363.3         100%     $ 413.0       100%
       Operating expenses.....................   314.6          87%       354.8        86%
       Special charges........................     4.6           1%         2.8         1%
       Selling, general and administrative
         Costs................................    32.0           9%        44.2        11%
       Depreciation and amortization..........    10.5           3%        11.2         3%
                                                  ----       ------     -------    -------
       Income from operations.................     1.6           --         0.1         --
       Interest expense.......................    10.5           3%         9.5         2%
       Other income-- net.....................    (2.4)         (1%)       (0.8)        --
                                                  -----      ------     -------    -------
       Loss from operations before tax........    (6.4)         (2%)       (8.6)       (2%)
       Income taxes...........................     0.3           --         0.6         --
                                                   ---       ------     -------    -------
       Loss from operations...................    (6.7)         (2%)       (9.2)       (2%)
                                                 =====       ======     =======    =======

The operating results reflect the following: ($ in millions)

                                                                        FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                                   ------------------------------------------------------------------------------
                                                                                                        SHARED
                                                   INDUSTRIAL      ENVIRONMENTAL       METALS         SERVICES &
                                                    OUTSOURCING        SERVICES         SERVICES      ELIMINATIONS         TOTAL
                                                   ------------    -------------    ------------      ------------    -----------
Revenue......................................      $     188.6      $      62.9     $      111.7      $        --     $     363.3
Income (loss) from operations................             10.8              0.6            (2.0)             (7.8)            1.6
Income (loss) from operations excluding
  special charges............................             10.8              0.6            (2.0)             (3.2)            6.2


                                                                       FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                                  --------------------------------------------------------------------------------
                                                                                                        SHARED
                                                  INDUSTRIAL      ENVIRONMENTAL        METALS         SERVICES &
                                                   OUTSOURCING         SERVICES         SERVICES      ELIMINATIONS          TOTAL
                                                  ------------    -------------      ------------   --------------    ------------
Revenue......................................     $     200.5      $      68.7       $    143.9     $          --     $      413.0
Income (loss) from operations................             7.9              2.5             (6.2)             (4.1)             0.1
Income (loss) from operations excluding
  special charges............................             7.9              2.5             (6.2)             (1.3)             2.9


INDUSTRIAL OUTSOURCING GROUP

Revenue for the three months ended March 31, 2002 decreased by $11.8 million compared with the same period in 2001. During 2001 and 2002, the Company closed or sold certain unprofitable locations in Europe and the United States, which generated $6.0 million of revenue in the three months ended March 31, 2001. Excluding the effect of businesses closed, revenue for the three months ended March 31, 2002 decreased by $5.8 million or 2.9%. Revenue decreased in the three months ended March 31, 2002 due to reduced demand for the Company's services in the refining, petrochemical and utilities sectors.

Income from operations was $10.8 million or 5.7% of revenue for the three-month period ended March 31, 2002 compared with $7.9 million or 4.0% for the three-month period ended March 31, 2001. Profitability improved during the current year due to improved cost controls and closures of unprofitable operations.

ENVIRONMENTAL SERVICES GROUP

Revenue in the three-month period ended March 31, 2002 was $62.9 million, a decrease of $5.8 million compared to the same period of 2001, the result of the economic slowdown in general manufacturing industries and reduced waste generation.

Income from operations was $0.6 million or 1.0% of revenue for the three months ended March 31, 2002, compared to $2.5 million or 3.5% of revenue for the same period of 2001. This decrease in profitability was principally due to reductions in environmental and property tax liabilities recognized in income in the first quarter of 2001. The Company expects to realize the benefits of ongoing improvements in business efficiency for the balance of the year.

METALS SERVICES GROUP

Revenue from the Metals Services Group decreased by $32.2 million for the three months ended March 31, 2002 compared to the same period in the prior year. The volume of scrap managed by the Group decreased by 16% and prices of ferrous scrap decreased 3% when compared to the prior year. The North American steel industry continues to suffer significant economic depression as a result of increased import penetration, decreased demand for finished product and depressed steel prices. Several major steel companies have filed for bankruptcy during the past two years. Recent tariff actions are beginning to lift the price, a trend which is expected to continue through the balance of the year.

Loss from operations was $2.0 million or 1.8% of revenue for the three months ended March 31, 2002, compared to $(6.2) million or (4.3%) of revenue for the same period in 2001. In the first quarter of 2001, income from operations was reduced by $7.6 million as a result of two major steel companies who were large customers of the Group filing for bankruptcy protection, compared to a charge of $0.4 million in the current year.

SHARED SERVICES AND ELIMINATIONS

Shared services and eliminations includes the administrative costs of the shared service operations, the retained liabilities of the Company's captive insurance company and other non-operating entities. Shared services costs increased by $3.7 million for the three months ended March 31, 2002 compared to the same period in 2001 due principally to the special charge for closing the Chicago office and increased professional fees associated with the mezzanine refinancing.

SELLING, GENERAL AND ADMINISTRATIVE COSTS

Selling, general and administrative costs were $32.0 million in the three months ended March 31, 2002, compared to $44.2 million in the same periods in 2001. The decrease is due primarily to unusual bad debt provisions of $9.9 million in 2001 and reflects the impact of cost reduction initiatives.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization of property, plant and equipment in the three months ended March 31, 2002 was $10.5 million. This represents a decrease of $0.7 million compared to the same period in 2001, principally the result of closures.

INTEREST EXPENSE

Interest expense increased $1.0 million for the three months ended March 31, 2002 to $10.5 million compared the same period in 2001 due to borrowing costs associated with the mezzanine facility described in Note 7 to the Consolidated Financial Statements.

OTHER INCOME - NET

Other income - net for the three months ended March 31, 2002 consists of a $2.5 million gain on the sale of assets, interest income, and equity income (losses).

Other income - net for the three months ended March 31, 2001 consists of interest and equity income.

INCOME TAXES

In assessing the value of the deferred tax assets, management considered whether it would be more likely than not that all of the deferred tax assets will be realized. Projected future income tax planning strategies and the expected reversal of deferred tax liabilities are considered in making this assessment. Based on the level of historical taxable income, projections for future taxable income and subject to the limitation on the utilization of net operating loss carry-forwards and excess interest deduction carry-forwards, the Company has determined at this time that it is more likely than not that the Company will not realize the benefits of the deferred tax assets at March 31, 2002. The Company has recorded a valuation allowance of $240.9 million as at March 31, 2002.

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

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, the Company's working capital was $97.8 million, an increase of $4.9 million since December 31, 2001. Cash used in operating activities was $17.8 million for the three-month period ended March 31, 2001 compared to cash used by operating activities of $43.2 million for the comparable period in 2001. The use of cash in the first three months of 2002 was largely due to an increase in accounts receivable.

As of March 31, 2000, the Company entered into a $335.8 million term credit facility and a revolving operating facility. The credit facility provides term debt of $235.8 million ("term debt") and $100 million in convertible payment-in-kind debt ("PIK debt"). The credit facility matures on March 31, 2005 and bears interest at a fixed rate of 9% for the term debt and 10% for the PIK debt. Interest payments on the term debt are due quarterly in arrears, up to a maximum of $20 million in the first year, and on the PIK debt, interest is payable in full on March 31, 2005. The term debt or any part thereof and/or all of the PIK debt may be prepaid and redeemed by the Company at any time during the agreement once the revolving operating facility has been terminated. The Company must pay a redemption premium of between 1% and 5% on the amount of the term debt being redeemed and between 8-1/3% and 25% on the amount of the PIK debt being redeemed excluding mandatory prepayments. The PIK debt is convertible by the lenders at any time into shares of common stock of PSC at an initial conversion price of $11.72 per share, which was in excess of the fair market value of PSC on a per share basis.

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

During the first quarter of 2002, the Company made no mandatory prepayments relating to net asset sales; the carrying value of the term debt was $170.9 million as at March 31, 2002.

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

The Company is required to pay annually an agency fee and an annual fee equal to $150,000 and $750,000, respectively, and a monthly loan servicing fee equal to $20,000 for Tranches A and B-Prime. The Tranche Sub-B Agency fee is $10,000 paid monthly. In addition, the Company is required to pay monthly an unused line of credit fee equal to 0.375%, 0.75%, and 2.0% per annum on the average unused portion of Tranche A, Tranche B-Prime, and Tranche Sub-B, respectively, under the revolving operating facility. At March 31, 2002, the Company's borrowing base formula limited the availability of the revolving operating facility to approximately $122.2 million. The Company had undrawn capacity under the revolving operating facility of approximately $35.2 million, net of borrowings and outstanding letters of credit of approximately $90.9 million.

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

Under the facilities, the Company is required to meet certain financial covenants. During 2001, the Company was negatively impacted by the general slowdown in the economy, poor conditions in the steel industry, the bankruptcy of major customers, and the events of September 11, among other matters. The Company was unable to meet its EBITDA and interest coverage covenants and as a result sought relief in March 2001, May 2001 and November 2001.

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

The covenants under the revolving operating facility were amended to eliminate the interest coverage ratio, to waive the default under the EBITDA covenant for the period ended December 31, 2001, and to lower the EBITDA covenant requirement to $4.6 million, $9.7 million, $14.8 million, and $20.4 million for the cumulative year-to-date periods ending March 31, June 30, September 30, and

December 31, 2002, respectively.

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

At March 31, 2002, the Company was in compliance with the amended covenants under the facilities. The Company projects it will remain in compliance for subsequent periods ending June 30, September 30, and December 31, 2002, and March 31, 2003.

CAPITAL EXPENDITURES

Capital expenditures were $4.7 million for the three months ending March 31, 2002, compared to $13.8 million for the same period in 2001. Capital spending was constrained during the current quarter until the mezzanine financing was completed.

                           PHILIP SERVICES CORPORATION

PART I -- FINANCIAL INFORMATION

ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to financial risk resulting from volatility in foreign exchange rates, interest rates and commodity prices. The Company seeks to minimize these risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company did not enter into any derivative contracts in 2001 or 2002.

FOREIGN CURRENCY RATE RISK

The revenue and expenses of the Company's Canadian and European subsidiaries are generally denominated using the local currency. The functional currency of these subsidiaries is the local currency and, therefore, foreign currency translation adjustments made on consolidation are reflected as a component of stockholders' equity as stated in the Company's accounting policies. Changes in the foreign exchange rates compared to the United States dollar can have an effect on the Company's revenue and profitability. The sensitivity of the earnings (loss) from continuing operations before tax to the changing foreign currency rates based on the operating results from foreign subsidiaries for the first quarter of 2002 is estimated to be immaterial.

INTEREST RATE RISK

Substantially all of the Company's long-term debt at March 31, 2002 bears interest at a fixed rate. Borrowings under the revolving operating facility totaled $27.1 million at March 31, 2002 and bear interest at a floating rate determined based on the Wells Fargo Bank prime rate.

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

                           PHILIP SERVICES CORPORATION

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than as reported in the Company's 2001 Annual Report on Form 10-K (the "Form 10-K") under the caption "Legal Proceedings," the Company is not currently a party to any material pending legal proceedings, other than routine matters incidental to the business, and no material developments have occurred in any proceedings described in such Form 10-K.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On April 12, 2002, in connection with the mezzanine financing, the Company issued 3,638,466 shares of common stock to entities affiliated with Carl C. Icahn and Stephen Feinberg, upon payment in cash of the par value of $0.01 per share. Such shares were placed in reliance on Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated by the SEC thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Certain material events have occurred since March 31, 2002, of which investors should be aware in considering the information contained in this Form 10-Q.

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

BOARD OF DIRECTORS CHANGES

Subsequent to the departure of Mr. Fernandes, the Board, on April 12, 2002, elected Robert L. Knauss as Chairman. Mr. Knauss previously served as Chairman from April 7, 2000, when the Company emerged as a publicly held entity from the bankruptcy of its predecessor, until May 9, 2001, when Mr. Fernandes was elected.

The departure of Mr. Fernandes left two vacancies on the Board. Peter Offermann previously resigned on February 1, 2002. On April 20, 2002, R. William Van Sant, director of the Company and Chairman of the Compensation Committee and the Nominating and Corporate Governance Committee of its Board of Directors, resigned from office. The Board determined not to fill the three vacancies. On May 9, 2002, the Board reduced the number of directors constituting the entire Board to six from nine.

CHANGES IN CERTIFYING ACCOUNTANT

On April 18, 2002, PricewaterhouseCoopers LLP ("PwC"), the Company's independent accountants for the year ended December 31, 2001 and the nine months ended December 31, 2000, resigned. In connection with the audits of the Company's financial statements for such periods and through April 18, 2002, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PwC would have caused them to make reference thereto in their reports on the financial statements for such periods. PwC's reports on the financial statements for such periods contain no adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principle, except that their report on the December 31, 2000 financial statements included an explanatory paragraph regarding a potential event of default under the terms of certain restrictive covenants included in the registrant's debt agreements.

NASDAQ HEARING

On April 16, 2002, the Company received a letter from the staff of the Nasdaq Stock Market indicating that, as at December 31, 2001, the Company was not in compliance with all of the requirements for continued listing of its shares on the Nasdaq National Market. In particular, the staff cited the Company's failure to meet the minimum net tangible assets test and the minimum stockholders' equity test set forth in Nasdaq Marketplace Rule 4450(a)(3). Nasdaq requested that the Company provide it with a specific plan to achieve compliance with the listing requirements. On April 30, 2002, the Company provided responsive materials to the staff at Nasdaq and requested that Nasdaq continue to list the Company's shares. On May 7, 2002, the Company received the staff's written determination pursuant to Nasdaq Marketplace Rule 4815(a) denying the Company's request for continued listing on the Nasdaq National Market.

The Company has a right of appeal and has requested an oral hearing before a Listing Qualifications Panel to review the staff's determination. Pending that hearing, which under Nasdaq's rules will occur, to the extent practicable, within 45 days, the Company's stock will continue to trade on the Nasdaq National Market. There can be no assurance as to the outcome of the hearing.

The Company's stock is also listed on the Toronto Stock Exchange.

ADDITIONAL FINANCING

On April 12, 2002, the Company obtained additional financing under its revolving operating facility. The terms of the additional financing are described in Note 7(c) to the Company's Consolidated Financial Statements.


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

10.17 Amendment Number Four, dated January 29, 2002, to Loan Agreement between the registrant and certain of its lenders, with Foothill
              Capital Corporation acting as Arranger and Administrative Agent
              (incorporated by reference to Exhibit 10.17 to the registrant's
              Annual Report on Form 10-K filed April 15, 2002).

10.18 Amendment Number Five, dated February 19, 2002, to Loan Agreement between the registrant and certain of its lenders, with Foothill
              Capital Corporation acting as Arranger and Administrative Agent
              (incorporated by reference to Exhibit 10.18 to the registrant's
              Annual Report on Form 10-K filed April 15, 2002).

10.19 Amendment Number Six, dated March 8, 2002, to Loan Agreement between the registrant and certain of its lenders, with Foothill
              Capital Corporation acting as Arranger and Administrative Agent
              (incorporated by reference to Exhibit 10.19 to the registrant's
              Annual Report on Form 10-K filed April 15, 2002).

10.20 Fifth amendment to Credit Agreement, dated as of April 12, 2002, between the registrant and various of its lenders, with Canadian
              Imperial Bank of Commerce acting as Administrative Agent
              (incorporated by reference to Exhibit 10.20 to the registrant's
              Annual Report on Form 10-K filed April 15, 2002).

10.21 Amendment Number Seven, dated April 12, 2002, to Loan Agreement between the registrant and certain of its lenders, with Foothill
              Capital Corporation acting as Arranger and Administrative Agent
              (incorporated by reference to Exhibit 10.21 to the registrant's
              Annual Report on Form 10-K filed April 15, 2002).

10.22         Amended and Restated Registration Rights Agreement, dated as of
              April 12, 2002, between the registrant and certain securities holders (incorporated by reference to Exhibit 10.22 to the registrant's Annual Report on Form 10-K filed April 15, 2002).


     (b) No Reports on Form 8-K were filed during the fiscal quarter ended March 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 13, 2002


                                             PHILIP SERVICES CORPORATION



                                        By:  /S/ ROBERT L. KNAUSS
                                             -----------------------------------
                                                Robert L. Knauss
                                                Chairman of the Board
                                                (Principal Executive Officer)

                                        By:  /S/ THOMAS P. O'NEILL, JR
                                             -----------------------------------
                                                   Thomas P. O'Neill, Jr.
                                                   Senior Vice President and
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)

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

10.17 Amendment Number Four, dated January 29, 2002, to Loan Agreement between the registrant and certain of its lenders, with Foothill
              Capital Corporation acting as Arranger and Administrative Agent
              (incorporated by reference to Exhibit 10.17 to the registrant's
              Annual Report on Form 10-K filed April 15, 2002).

10.18 Amendment Number Five, dated February 19, 2002, to Loan Agreement between the registrant and certain of its lenders, with Foothill
              Capital Corporation acting as Arranger and Administrative Agent
              (incorporated by reference to Exhibit 10.18 to the registrant's
              Annual Report on Form 10-K filed April 15, 2002).

10.19 Amendment Number Six, dated March 8, 2002, to Loan Agreement between the registrant and certain of its lenders, with Foothill
              Capital Corporation acting as Arranger and Administrative Agent
              (incorporated by reference to Exhibit 10.19 to the registrant's
              Annual Report on Form 10-K filed April 15, 2002).

10.20 Fifth amendment to Credit Agreement, dated as of April 12, 2002, between the registrant and various of its lenders, with Canadian
              Imperial Bank of Commerce acting as Administrative Agent
              (incorporated by reference to Exhibit 10.20 to the registrant's
              Annual Report on Form 10-K filed April 15, 2002).

10.21 Amendment Number Seven, dated April 12, 2002, to Loan Agreement between the registrant and certain of its lenders, with Foothill
              Capital Corporation acting as Arranger and Administrative Agent
              (incorporated by reference to Exhibit 10.21 to the registrant's
              Annual Report on Form 10-K filed April 15, 2002).

10.22         Amended and Restated Registration Rights Agreement, dated as of
              April 12, 2002, between the registrant and certain securities holders (incorporated by reference to Exhibit 10.22 to the registrant's Annual Report on Form 10-K filed April 15, 2002).
