Form 10-Q/A
period 2002-03-31
PHILIP SERVICES CORP/DE
filed 2002-08-14
CIK 1095701

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                   FORM 10-Q/A

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
                         Commission file number 0-30417

                                 ---------------

                           PHILIP SERVICES CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                 DELAWARE                               98-0131394
     (State or Other Jurisdiction of     (I.R.S. Employer Identification Number)
     Incorporation or Organization)

        5151 SAN FELIPE, HOUSTON                          77056
                 TEXAS                                  (Zip Code)
(Address of Principal Executive Offices)

                                 (713) 623-8777
              (Registrant's Telephone Number, Including Area Code)

                9700 HIGGINS ROAD, SUITE 750, ROSEMONT, ILLINOIS
        (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ]. No [X].

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ]. No [X].

    The number of shares of common stock of the Registrant outstanding at May 10, 2002 was 27,894,903.

================================================================================

                                  REPORT INDEX
                                  TO FORM 10-Q


          10-Q PART AND ITEM NO.                                        PAGE NO.
          ----------------------                                        --------

          PART I - Financial Information

Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets of the Company as of
          March 31, 2002 and December 31, 2001..........................    3

          Consolidated Statements of Earnings of the Company for the
          Three Months Ended March 31, 2002 and March 31, 2001..........    4

          Consolidated Statements of Cash Flows of the Company for the
          Three Months Ended March 31, 2002 and March 31, 2001..........    5

          Notes to Consolidated Financial Statements....................    6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................   20

Item 3.   Quantitative and Qualitative Disclosures About Market Risk....   27

          PART II - Other Information

Item 1.   Legal Proceedings.............................................   28

Item 2.   Changes in Securities and Use of Proceeds.....................   28

Item 3.   Defaults upon Senior Securities...............................   28

Item 4.   Submission of Matters to a Vote of Security Holders...........   28

Item 5.   Other Information.............................................   28

Item 6.   Exhibits and Reports on Form 8-K..............................   29



SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements contained in this Form 10-Q/A constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this document, the words "anticipate," "believe," "estimate," "expect", "indicate" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Many factors could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements, including, among others, risks discussed from time to time in the Company's filings with the Securities and Exchange Commission and other regulatory authorities. Should one or more of these risks or uncertainties materialize, or should assumptions underlying the forward-looking statements prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. The Company does not assume any obligation to update these forward-looking statements.

                           PHILIP SERVICES CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                        MARCH 31,   DECEMBER 31,
                                                           2002         2001
                                                        ---------   ------------
                                                       (UNAUDITED)
ASSETS
Current assets
  Cash and cash equivalents ..........................  $  13,595    $   9,201
  Accounts receivable (net of allowance for doubtful
     accounts of $35,771; December 31, 2001 - $36,784)    255,033      233,494
  Inventory for resale ...............................     28,128       33,038
  Other current assets ...............................     57,941       50,281
                                                        ---------    ---------
         Total current assets ........................    354,697      326,014
Property, plant and equipment ........................    246,946      255,652
Other assets .........................................     57,362       57,737
                                                        ---------    ---------
         Total assets ................................  $ 659,005    $ 639,403
                                                        =========    =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
  Accounts payable ...................................  $ 106,398    $ 102,714
  Accrued liabilities ................................    122,950      115,574
  Current borrowings on operating facility ...........     27,069       12,129
  Current maturities of long-term debt ...............      2,548        2,692
                                                        ---------    ---------
         Total current liabilities ...................    258,965      233,109
Long-term debt .......................................    343,796      339,392
Deferred income taxes ................................      7,629        7,882
Other liabilities ....................................     67,854       70,051
Contingencies (Note 17)
Stockholders' deficit ................................    (19,239)     (11,031)
                                                        ---------    ---------
         Total liabilities and stockholders' deficit .  $ 659,005    $ 639,403
                                                        =========    =========



The accompanying notes are an integral part of these consolidated financial statements.

                           PHILIP SERVICES CORPORATION

                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                     THREE MONTHS   THREE MONTHS
                                                        ENDED          ENDED
                                                      MARCH 31,      MARCH 31,
                                                         2002           2001
                                                     ------------   ------------
Revenue ............................................   $ 360,891      $ 408,156
Operating expenses .................................     311,984        350,742
Special charges (Note 10) ..........................       4,600          2,797
Selling, general and administrative costs ..........      31,665         43,780
Depreciation and amortization ......................      10,323         11,012
                                                       ---------      ---------
Income (loss) from operations ......................       2,319           (175)
Interest expense ...................................      10,475          9,510
Other income - net .................................        (142)          (705)
                                                       ---------      ---------
Loss from continuing operations
  Before provision for income taxes ................      (8,014)        (8,980)
Provision for income taxes .........................         350            508
                                                       ---------      ---------
Loss from continuing operations ....................      (8,364)        (9,488)
Income (loss) from discontinued operations (net of
taxes) .............................................        (368)           281
                                                       ---------      ---------
Net loss ...........................................   $  (8,732)     $  (9,207)
                                                       =========      =========

Basic and diluted income (loss) per common share
    Continuing operations ..........................   $   (0.34)     $   (0.39)
    Discontinued operations ........................       (0.02)          0.01
                                                       ---------      ---------
          Net loss .................................   $   (0.36)     $   (0.38)
                                                       =========      =========

Basic and diluted common shares outstanding ........      24,272         24,042
                                                       =========      =========


The accompanying notes are an integral part of these consolidated financial statements.

                           PHILIP SERVICES CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                           THREE MONTHS   THREE MONTHS
                                                               ENDED          ENDED
                                                             MARCH 31,      MARCH 31,
                                                               2002           2001
                                                           ------------   ------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss from continuing operations ....................     $ (8,364)      $ (9,488)
Items included in loss not affecting cash
         Depreciation and amortization .................       10,323         11,012
         Accrued but unpaid interest ...................        4,257          3,792
         Deferred income taxes .........................         (253)          (517)
         Other .........................................          453         (1,875)
                                                             --------       --------
     Cash flow before changes in assets and liabilities         6,416          2,924
     Changes in assets and liabilities .................      (23,450)       (46,360)
                                                             --------       --------
Cash used in continuing operations .....................      (17,034)       (43,436)
Cash provided by (used in) discontinued
   operations ..........................................         (728)           281
                                                             --------       --------
Cash used in operating activities ......................      (17,762)       (43,155)
                                                             --------       --------
CASH FLOW FROM INVESTING ACTIVITIES:
     Proceeds from sales of operations .................        5,272             --
     Purchase of property, plant and equipment .........       (3,719)       (13,013)
     Proceeds from sales of assets .....................           --          1,444
                                                             --------       --------
Cash provided by (used in) investing activities ........        1,553        (11,569)
                                                             --------       --------
CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from long-term and short-term debt .......       21,677         18,288
     Principal payments on long-term debt ..............       (1,074)        (2,311)
                                                             --------       --------
Cash provided by financing activities ..................       20,603         15,977
                                                             --------       --------

Net change in cash for the period ......................        4,394        (38,747)
Cash and cash equivalents, beginning of
  period ...............................................        9,201         38,747
                                                             --------       --------
Cash and cash equivalents, end of period ...............     $ 13,595       $     --
                                                             ========       ========


The accompanying notes are an integral part of these consolidated financial statements.

                           PHILIP SERVICES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  BASIS OF PRESENTATION

These Consolidated Financial Statements contain information relating to Philip Services Corporation ("PSC"), a Delaware corporation, and its subsidiaries (collectively, the "Company"), which has been prepared by management. As described in the Company's Current Report on Form 8-K dated July 19, 2002, the Company recently engaged KPMG, LLP ("KPMG") as the Company's independent public accountants. The independent public accountants have reviewed the Company's financial statements and Form 10-Q/A for the period ended March 31, 2002. The Company has amended the Consolidated Financial Statements for the three-month period ended March 31, 2002, as a result of its analysis of the effects of the adoption of Statement of Financial Accounting Standards No. 144. This filing should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. The adjustments made to the Consolidated Financial Statements for the three months ended March 31, 2002 reflect changes to the classification of certain operating results to reflect certain discontinued operations and an increase in the net loss of $2.0 million due to asset impairments.

The Consolidated Financial Statements herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As applicable under such regulations, certain information and footnote disclosures normally included in complete annual financial statements have been condensed or omitted. The Company believes that the presentation and disclosures herein are adequate to make the information not misleading, in any material respect, and the financial statements reflect all elimination entries and normal adjustments that are necessary for a fair statement of the results for the three months ended March 31, 2002 and 2001, respectively. Other than the adoption of Financial Accounting Standards Board Statement No. 144 discussed in Note 18, there have been no significant changes in the accounting policies of the Company during the periods presented. For a description of these policies, see Note 2 of the Notes to the Company's Consolidated Financial Statements included in the Company's Form 10-K for the fiscal year ended December 31, 2001.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements. These estimates and assumptions will also effect the reported amount of certain revenues and expenses during the reporting period. Actual results could differ materially based on any changes in estimates and assumptions that the Company uses in the preparation of its financial statements.

The Company is an industrial services and metals services company that provides industrial outsourcing, environmental services and metals services to major industry sectors throughout North America.

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

RECLASSIFICATION

Certain reclassifications of prior periods' data have been made to conform with the current period reporting.

(2)  ACCOUNTS RECEIVABLE (in thousands)

                                                     MARCH 31,      DECEMBER 31,
                                                        2002            2001
                                                     ---------      ------------
     Billed trade receivables ................       $ 231,141       $ 217,069
     Accrued revenue not yet billed ..........          59,663          53,209
                                                     ---------       ---------
     Total accounts receivable ...............         290,804         270,278

     Allowance for doubtful accounts .........         (35,771)        (36,784)
                                                     ---------       ---------
     Net accounts receivable .................       $ 255,033       $ 233,494
                                                     =========       =========

(3)  OTHER CURRENT ASSETS (in thousands)

                                                     MARCH 31,      DECEMBER 31,
                                                        2002            2001
                                                     ---------      ------------
     Costs in excess of billings ..............      $  13,963       $  14,939
     Non-trade receivables ....................         14,697          15,405
     Consumable supplies ......................         10,069          10,616
     Other ....................................         19,212           9,321
                                                     ---------       ---------
                                                     $  57,941       $  50,281
                                                     =========       =========

(4)  PROPERTY, PLANT AND EQUIPMENT (in thousands)

                                     MARCH 31, 2002                     DECEMBER 31, 2001
                           ----------------------------------   ----------------------------------
                                      ACCUMULATED    NET BOOK              ACCUMULATED    NET BOOK
                             COST     DEPRECIATION    VALUE       COST     DEPRECIATION    VALUE
                           --------   ------------   --------   --------   ------------   --------
Land ...................   $ 36,958     $     --     $ 36,958   $ 37,595     $     --     $ 37,595
Landfill sites .........     11,563        3,065        8,498     11,426        2,774        8,652
Buildings ..............     65,513       12,199       53,314     68,170        9,825       58,345
Equipment ..............    208,743       66,850      141,893    203,860       59,905      143,955
Assets under development      6,283           --        6,283      7,105           --        7,105
                           --------     --------     --------   --------     --------     --------
                           $329,060     $ 82,114     $246,946   $328,156     $ 72,504     $255,652
                           ========     ========     ========   ========     ========     ========

(5)  OTHER ASSETS (in thousands)

                                                     MARCH 31,      DECEMBER 31,
                                                        2002            2001
                                                     ---------      ------------
     Restricted investments(a) ...............       $  39,941       $  40,513
     Other ...................................          17,421          17,224
                                                     ---------       ---------
                                                     $  57,362       $  57,737
                                                     =========       =========

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


(6)  ACCRUED LIABILITIES (in thousands)

     Accrued liabilities consist of the following:

                                                     MARCH 31,      DECEMBER 31,
                                                        2002            2001
                                                     ---------      ------------
Insurance claims outstanding (a) .................   $ 50,700        $ 50,476
Accrued employee compensation and benefit costs ..     16,803          15,665
Accrued purchases ................................      4,567           6,404
Accrued closure costs (b) ........................      8,953           6,155
Billings in excess of costs ......................      8,397           7,209
Accrued waste material disposal costs ............      3,447           3,942
Accrued environmental costs ......................      4,826           4,582
Accrued other ....................................     24,748          20,707
Income taxes payable .............................        509             434
                                                     --------        --------
                                                     $122,950        $115,574
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

(b)  Accrued closure costs are as follows:

                         BALANCE AT                                              BALANCE AT
                         12/31/2001    ADDITIONS    ADJUSTMENTS     SPENDING     3/31/2002
                         ----------    ---------    -----------     --------     ----------
Severance .............    $   910      $ 2,533       $    --        $  (236)      $ 3,207
Other exit costs ......      5,245        1,091            --           (590)        5,746
                           -------      -------       -------        -------       -------
                           $ 6,155      $ 3,624       $    --        $  (826)      $ 8,953
                           =======      =======       =======        =======       =======

     Additions and adjustments have been recorded as special charges in the Consolidated Statements of Earnings (see Note 10).

(7)  LONG-TERM DEBT (in thousands except share and per share amounts)

                                                               MARCH 31,   DECEMBER 31,
                                                                  2002         2001
                                                               ---------   ------------
Credit facility
   Term debt(a) ............................................    $170,905     $170,905
   Convertible payment-in-kind debt(a) .....................     121,996      118,997
Unsecured payment-in-kind notes(b) .........................      44,766       43,508
Revolving operating facility(c) ............................      27,069       12,129
Loans collateralized by certain assets having a net book
   value of $8,048 bearing interest at a weighted average
   fixed rate of 5.9% (2001-6.1%) maturing at various
   dates up  to 2020 .......................................       4,264        4,332
Loans collateralized by certain assets having a net book
   value  of $2,426 bearing interest at prime plus a
   weighted average floating rate of 2% (2001-1.6%) maturing
   at various dates up to 2004 .............................       2,402        2,038
Obligations under capital leases on equipment bearing
   interest at rates varying from 1% to 22% maturing at
   various dates to 2007 ...................................       2,011        2,304
                                                                --------     --------
                                                                 373,413      354,213
Less current maturities of long-term debt ..................       2,548        2,692
Less current borrowings on operating facility ..............      27,069       12,129
                                                                --------     --------
                                                                $343,796     $339,392
                                                                ========     ========

(a)  Term Debt and Convertible Payment-In-Kind Debt

     As of March 31, 2000, the Company entered into a $335,825 term credit facility. Concurrently, the Company entered into the revolving operating facility. See Note 7(c). The credit facility provides term debt of $235,825 ("term debt") and $100,000 in convertible payment-in-kind debt ("PIK debt"). The credit facility matures on March 31, 2005 and bears interest at a fixed rate of 9% for the term debt and 10% for the PIK debt. Interest payments on the term debt are due quarterly in arrears, up to a maximum of $20,000 in the first year, and on the PIK debt, interest is payable in full on March 31, 2005. The term debt or any part thereof and/or all of the PIK debt may be prepaid and redeemed by the Company at any time during the agreement once the revolving operating facility has been terminated. The Company must pay a redemption premium of between 1% and 3% on the amount of the term debt being redeemed and between 8.33% and 16.66% on the amount of the PIK debt being redeemed excluding mandatory prepayments. The PIK debt is convertible by the lenders at any time into shares of common stock of PSC at an initial conversion price of $11.72 per share, which was in excess of the fair market value of PSC on a per share basis.

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

     During the first quarter of 2002, the Company made no mandatory prepayments relating to net asset sales; the carrying value of the term debt was $170,905 as at March 31, 2002.

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

     The unsecured notes contain provisions whereby an acceleration under the facilities causes a default under the unsecured notes. In addition, the facilities contain provisions whereby a default under the unsecured notes causes a default under the facilities.

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

     The Company is required to pay annually an agency fee and an annual fee equal to $150 and $750, respectively, and a monthly loan servicing fee equal to $20 for Tranches A and B-Prime. The Tranche Sub-B Agency fee is $10 paid monthly. In addition, the Company is required to pay monthly an unused line of credit fee equal to 0.375%, 0.75%, and 2.0% per annum on the average unused portion of Tranche A, Tranche B-Prime, and Tranche Sub-B, respectively, under the revolving operating facility. At March 31, 2002, the Company's borrowing base formula limited the availability of the revolving operating facility to approximately $122,184. The Company had undrawn capacity under the revolving operating facility of $35,225, net of borrowings and outstanding letters of credit of approximately $90,890.

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

(8)  OTHER LIABILITIES (in thousands)

                                                        MARCH 31,   DECEMBER 31,
                                                           2002         2001
                                                        ---------   ------------
Accrued environmental costs ..................           $65,888       $67,821
Other ........................................             1,966         2,230
                                                         -------       -------
                                                         $67,854       $70,051
                                                         =======       =======

(9)  STATEMENT OF CASH FLOWS (in thousands)

CHANGES IN ASSETS AND LIABILITIES

                                                  FOR THE THREE    FOR THE THREE
                                                  MONTHS ENDED     MONTHS ENDED
                                                    MARCH 31,        MARCH 31,
                                                      2002             2001
                                                  -------------    -------------
Accounts receivable ..........................      $(21,539)        $(26,219)
Inventory for resale .........................         4,910          (13,030)
Other Assets .................................        (7,002)         (16,913)
Accounts payable, accrued liabilities,
  and other liabilities ......................           106            9,027

Income taxes payable .........................            75              775
                                                    --------         --------
                                                    $(23,450)        $(46,360)
                                                    ========         ========

SUPPLEMENTAL CASH FLOW INFORMATION

The supplemental cash flow disclosures and non-cash transactions for the three months ended March 31, 2002 and 2001 are as follows:

                                                  FOR THE THREE    FOR THE THREE
                                                  MONTHS ENDED     MONTHS ENDED
                                                    MARCH 31,        MARCH 31,
                                                       2002             2001
                                                  -------------    -------------
Supplemental Disclosures:
Interest paid .................................       $4,526           $5,314
Income taxes paid .............................          448              199
Debt incurred on the purchase of  property
   and equipment ..............................        1,075              826

(10) SPECIAL CHARGES (in thousands)

2002

The special charges are composed of the following:

Business units, locations or activities to be exited:
    Severance costs ................................................      $2,533
    Other exiting costs ............................................       1,091
Business units, locations or activities to be continued:
    Process re-engineering costs ...................................         976
                                                                          ------
Pre-tax ............................................................      $4,600
                                                                          ======
After tax ..........................................................      $4,600
                                                                          ======

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

2001

The special charges are composed of the following:

Business units, locations or activities to be continued:
    Process re-engineering costs ...................................      $2,797
                                                                          ------

The total cash costs for the process re-engineering costs (i.e., the PSC Way initiative described above) in 2001 were $3,304, of which $507 is capitalized to fixed assets and $2,797 is included in special charges as process re-engineering costs.

(11) STOCKHOLDERS' DEFICIT (in thousands except share and per share amounts)

                                                      MARCH 31,     DECEMBER 31,
                                                        2002            2001
                                                      ---------     ------------
Share capital ....................................    $ 118,976      $ 118,920
Retained deficit .................................     (132,376)      (123,644)
Cumulative foreign currency translation loss .....       (5,839)        (6,307)
                                                      ---------      ---------
                                                      $ (19,239)     $ (11,031)
                                                      =========      =========

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

(12) EARNINGS PER COMMON SHARE (in thousands)

                                                   FOR THE THREE   FOR THE THREE
                                                   MONTHS ENDED    MONTHS ENDED
                                                     MARCH 31,       MARCH 31,
                                                       2002            2001
                                                   -------------   -------------
Net loss for the period--basic and diluted .....     $ (8,732)       $ (9,207)
                                                     ========        ========
Number of shares of common stock outstanding ...       24,242          24,042
Effect of using weighted average shares of
   common stock outstanding ....................           30              --
                                                     --------        --------
Basic and diluted weighted average number of
   shares of common stock outstanding ..........       24,272          24,042
                                                     ========        ========

(13) COMPREHENSIVE LOSS (in thousands)

                                                   FOR THE THREE   FOR THE THREE
                                                   MONTHS ENDED    MONTHS ENDED
                                                     MARCH 31,       MARCH 31,
                                                       2002            2001
                                                   -------------   -------------
Net loss for the period ..........................   $ (8,732)       $ (9,207)
Other comprehensive income (loss), net of taxes:
   Translation adjustments .......................        468          (3,626)
                                                     --------        --------
Comprehensive loss ...............................   $ (8,264)       $(12,833)
                                                     ========        ========

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

(15) DISCONTINUED OPERATIONS (in thousands)

For the three months ended March 31, 2002 and 2001, the Company recognized before-tax income (loss) on discontinued operations of ($1,203) and $342, respectively. The before-tax income (loss) on discontinued operations reflects the following:

     o The impairment of assets ultimately sold related to the Company's Demolition and Decommissioning ("D&D") business resulted in a loss for the three months ended March 31, 2002 of $2,804, in addition to operating losses posted of $943. The D&D business had operating income of $103 in the three months ended March 31, 2001.
     o The sale of certain assets during the three months ended March 31, 2002, with a net book value of $2,930 generated a gain of $2,341. These assets generated operating income of $203 and $239 in the three months ended March 31, 2002 and 2001, respectively.

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                      2002                 2001
                                                    -------              -------
Revenue ........................................    $ 2,374              $ 4,864
Income (loss) before income taxes ..............     (1,203)                 342

Provision for income taxes (benefit) ...........       (835)                  61
                                                    -------              -------
Net income (loss) ..............................    $  (368)             $   281
                                                     =======             =======

     (16) SEGMENT INFORMATION (in thousands)

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

                                            FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                ------------------------------------------------------------------
                                                                             SHARED
                                INDUSTRIAL    ENVIRONMENTAL    METALS      SERVICES &
                                OUTSOURCING      SERVICES     SERVICES    ELIMINATIONS     TOTAL
                                -----------   -------------   ---------   ------------   ---------
Revenue .....................    $ 188,645      $  62,925     $ 109,321    $      --     $ 360,891
Income (loss) from operations       10,787            610        (1,294)      (7,784)        2,319
Income (loss) from operations
    before special charges ..       10,787            610        (1,294)      (3,184)        6,919
Total assets ................      228,668        162,867       176,104       91,366       659,005
Depreciation and amortization        3,995          3,510         2,203          615        10,323
Capital expenditures ........          823          1,520         1,124        1,327         4,794
Equity investments ..........           --             --           754        1,358         2,112

                                            FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                ------------------------------------------------------------------
                                                                             SHARED
                                INDUSTRIAL    ENVIRONMENTAL    METALS      SERVICES &
                                OUTSOURCING      SERVICES     SERVICES    ELIMINATIONS     TOTAL
                                -----------   -------------   ---------   ------------   ---------
Revenue .....................    $ 200,450      $  68,664     $ 139,042    $      --     $ 408,156
Income (loss) from operations        7,922          2,434        (6,452)      (4,079)         (175)
Income (loss) from operations
     before special charges .        7,922          2,434        (6,452)      (1,282)        2,622
Total assets ................      254,845        171,680       259,721       47,464       733,710
Depreciation and amortization        4,610          3,038         2,317        1,047        11,012
Capital expenditures ........        6,527          3,793         2,624          895        13,839
Equity investments ..........           --             --         2,882        1,572         4,454

The geographical segmentation of the Company's businesses is as follows:

                                   FOR THE THREE MONTHS    FOR THE THREE MONTHS
                                      ENDED MARCH 31,         ENDED MARCH 31,
                                           2002                    2001
                                   ---------------------   ---------------------
                                              LONG-LIVED              LONG-LIVED
                                   REVENUE      ASSETS     REVENUE      ASSETS
                                   --------   ----------   --------   ----------
United States...................   $328,703    $215,979    $370,131    $225,489
Canada .........................     32,188      47,011      35,054      57,867
Other ..........................         --      41,318       2,971      48,938
                                   --------    --------    --------    --------
                                   $360,891    $304,308    $408,156    $332,294
                                   ========    ========    ========    ========

(17) CONTINGENCIES (in thousands)

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

     The liabilities discussed above are disclosed in the Consolidated Balance Sheets as follows:

                                                       MARCH 31,    DECEMBER 31,
                                                         2002           2001
                                                       ---------    ------------
     Accrued liabilities ...................            $ 4,826        $ 4,582
     Other liabilities .....................             65,888         67,821
                                                        -------        -------
                                                        $70,714        $72,403
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

(18) NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations." This statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations" and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." The provisions of this statement apply to all business combinations initiated after June 30, 2001. In accordance with the Statement provisions, the Company adopted Statement 141 on January 1, 2002. Such adoption did not have a material effect on the Company's financial statements.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." In accordance with the Statement provisions, the Company adopted Statement 142 on January 1, 2002. Such adoption did not have a material effect on the Company's financial statements.

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

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes FASB Statement 121. This statement addresses financial accounting and reporting for long-lived assets impaired or disposed of by sale. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted Statement 144 on January 1, 2002. The adoption of Statement 144 has resulted in the recognition of discontinued operations for disposals subsequent to December 31, 2001, that would not have been recognized as such prior to the adoption.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB No. 13, and Technical Corrections," which will be effective for the Company beginning January 1, 2003. Statement 145 rescinds FASB Statement No. 4, 44, 64 and amends SFAS No. 13, "Accounting for Leases", to provide guidance for income statement classification and gains and losses on extinguishment of debt and eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The adoption of Statement 145 is not expected to have a material effect on the Company's consolidated financial statements.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Statement 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS No. 146 is effective for the Company in January 2003. The Company is evaluating the impact of SFAS No. 146.

(19) SUBSEQUENT EVENTS

CHANGES IN CERTIFYING ACCOUNTANT

On April 18, 2002, PricewaterhouseCoopers LLP ("PwC"), the Company's independent accountants for the year ended December 31, 2001, and the nine months ended December 31, 2000, resigned. In connection with the audits of the Company's financial statements for such periods and through April 18, 2002, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PwC would have caused them to make reference thereto in their reports on the financial statements for such periods. PwC's reports on the financial statements for such periods contain no adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principle, except that their report on the December 31, 2000, financial statements included an explanatory paragraph regarding a potential event of default under the terms of certain restrictive covenants included in the Company's facilities.

Effective July 17, 2002, the Company engaged KPMG LLP ("KPMG") as its independent public accountants for the fiscal year ending December 31, 2002. During the nine months ended December 31, 2000, the year ended December 31, 2001 and the current year through July 17, 2002, the Company did not consult with KPMG with respect to either (i) the application of accounting principles to a specified transaction, either completed or proposed or the type of audit opinion that might be rendered on the Company's consolidated financial statements, in respect of which either a written report was provided to the Company or oral advice was provided that KPMG concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K promulgated by the SEC.

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

                           PHILIP SERVICES CORPORATION

PART I -- FINANCIAL INFORMATION


ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

PSC is an industrial and metals services company operating in three segments:
(i) the Industrial Outsourcing Group; (ii) the Environmental Services Group; and
(iii) the Metals Services Group. PSC employs more than 10,000 people at over 140 locations across North America. The Company's operations are based primarily in the United States.

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

                                              FOR THE THREE      FOR THE THREE
                                              MONTHS ENDED       MONTHS ENDED
                                               MARCH 31,          MARCH 31,
                                                  2002               2001
                                            ----------------   ----------------
Revenue .................................   $  360.9    100%   $  408.1    100%
Operating expenses ......................      312.0     86%      350.7     86%
Special charges .........................        4.6      1%        2.8      1%
Selling, general and administrative
   Costs ................................       31.7      9%       43.8     11%
Depreciation and amortization ...........       10.3      3%       11.0      3%
                                            --------   -----   --------   -----
Income (loss) from operations ...........        2.3      1%       (0.2)     --
Interest expense ........................       10.5      3%        9.5      2%
Other income -- net .....................       (0.2)    (1%)      (0.7)     --
                                            --------   -----   --------   -----
Loss from operations before income taxes        (8.0)    (2%)      (9.0)    (2%)
Provision for income taxes ..............        0.3      --        0.5      --
                                            --------   -----   --------   -----
Loss from continuing operations .........       (8.3)    (2%)      (9.5)    (2%)
Income (loss) from discontinued
   operations (net of income taxes) .....       (0.4)     --        0.3      --
                                            --------   -----   --------   -----
Net loss ................................       (8.7)    (2%)      (9.2)    (2%)
                                            ========   =====   ========   =====

The operating results reflect the following: ($ in millions)

                                                       FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                          -------------------------------------------------------------------
                                                                                         SHARED
                                          INDUSTRIAL     ENVIRONMENTAL     METALS      SERVICES &
                                          OUTSOURCING      SERVICES       SERVICES    ELIMINATIONS     TOTAL
                                          -----------    -------------    --------    ------------    -------
Revenue ...............................     $ 188.6         $  62.9       $ 109.4       $    --       $ 360.9
Income (loss) from operations .........        10.8             0.6          (1.3)         (7.8)          2.3
Income (loss) from operations excluding
   special charges ....................        10.8             0.6          (1.3)         (3.2)          6.9

                                                       FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                          -------------------------------------------------------------------
                                                                                         SHARED
                                          INDUSTRIAL     ENVIRONMENTAL     METALS      SERVICES &
                                          OUTSOURCING      SERVICES       SERVICES    ELIMINATIONS     TOTAL
                                          -----------    -------------    --------    ------------    -------
Revenue................................     $ 200.4         $  68.7       $ 139.0       $    --       $ 408.1
Income (loss) from operations..........         7.9             2.5          (6.5)         (4.1)         (0.2)
Income (loss) from operations excluding
   special charges.....................         7.9             2.5          (6.5)         (1.3)          2.6

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

Income from operations was $10.8 million or 5.7% of revenue for the three-month period ended March 31, 2002 compared with $7.9 million or 3.9% for the three-month period ended March 31, 2001. Profitability improved during the current year due to improved cost controls and closures of unprofitable operations.

ENVIRONMENTAL SERVICES GROUP

Revenue in the three-month period ended March 31, 2002 was $62.9 million, a decrease of $5.8 million compared to the same period of 2001, the result of the economic slowdown in general manufacturing industries and reduced waste generation.

Income from operations was $0.6 million or 1.0% of revenue for the three months ended March 31, 2002, compared to $2.5 million or 3.6% of revenue for the same period of 2001. This decrease in profitability was principally due to reductions in environmental and property tax liabilities recognized in income in the first quarter of 2001. The Company expects to realize the benefits of ongoing improvements in business efficiency for the balance of the year.

METALS SERVICES GROUP

Revenue from the Metals Services Group decreased by $29.6 million for the three months ended March 31, 2002 compared to the same period in the prior year. The volume of scrap managed by the Group decreased by 16% and prices of ferrous scrap decreased 3% when compared to the prior year. The North American steel industry continues to suffer significant economic depression as a result of increased import penetration, decreased demand for finished product and depressed steel prices. Several major steel companies have filed for bankruptcy during the past two years. Recent tariff actions are beginning to lift the price, a trend which is expected to continue through the balance of the year.

Loss from operations was ($1.3) million or (1.2%) of revenue for the three months ended March 31, 2002, compared to ($6.5) million or (4.7%) of revenue for the same period in 2001. In the first quarter of 2001, income from operations was reduced by $7.6 million as a result of two major steel companies who were large customers of the Group filing for bankruptcy protection, compared to a charge of $0.4 million in the current year.

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

SELLING, GENERAL AND ADMINISTRATIVE COSTS

Selling, general and administrative costs were $31.7 million in the three months ended March 31, 2002, compared to $43.8 million in the same periods in 2001. The decrease is due primarily to unusual bad debt provisions of $9.9 million in 2001 and reflects the impact of cost reduction initiatives.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization of property, plant and equipment in the three months ended March 31, 2002 was $10.3 million. This represents a decrease of $0.7 million compared to the same period in 2001, principally the result of closures.

INTEREST EXPENSE

Interest expense increased $1.0 million for the three months ended March 31, 2002 to $10.5 million compared the same period in 2001 due to borrowing costs associated with the mezzanine facility described in Note 7 to the Consolidated Financial Statements.

OTHER INCOME - NET

Other income - net for the three months ended March 31, 2002 consists of interest income offset by a loss on certain equity investments.

Other income - net for the three months ended March 31, 2001 consists of interest and equity income.

DISCONTINUED OPERATIONS

For the three months ended March 31, 2002 and 2001, the Company recognized before-tax income (loss) on discontinued operations of $(1.2) million and $0.3 million, respectively. The before-tax income (loss) on discontinued operations reflects the following:

     o The impairment of assets ultimately sold related to the Company's D&D business resulted in a loss for the three months ended March 31, 2002 of $2.8 million, in addition to operating losses posted of $0.9 million. The D&D business had operating income of $0.1 million in the three months ended March 31, 2001.
     o The sale of certain assets during the three months ended March 31, 2002, with a net book value of $2.9 million generated a gain of $2.3 million. These assets generated operating income of $0.2 million and $0.2 million in the three months ended March 31, 2002 and 2001, respectively.

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

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, the Company's working capital was $95.7 million, an increase of $2.8 million since December 31, 2001. Cash used in operating activities was $17.8 million for the three-month period ended March 31, 2002 compared to cash used by operating activities of $43.2 million for the comparable period in 2001. The use of cash in the first three months of 2002 was largely due to an increase in accounts receivable.

As of March 31, 2000, the Company entered into a $335.8 million term credit facility and a revolving operating facility - see Note 7(c). The credit facility provides term debt of $235.8 million ("term debt") and $100 million in convertible payment-in-kind debt ("PIK debt"). The credit facility matures on March 31, 2005 and bears interest at a fixed rate of 9% for the term debt and 10% for the PIK debt. Interest payments on the term debt are due quarterly in arrears, up to a maximum of $20 million in the first year, and on the PIK debt, interest is payable in full on March 31, 2005. The term debt or any part thereof and/or all of the PIK debt may be prepaid and redeemed by the Company at any time during the agreement once the revolving operating facility has been terminated. The Company must pay a redemption premium of between 1% and 3% on the amount of the term debt being redeemed and between 8.33% and 16.66% on the amount of the PIK debt being redeemed excluding mandatory prepayments. The PIK debt is convertible by the lenders at any time into shares of common stock of PSC at an initial conversion price of $11.72 per share, which was in excess of the fair market value of PSC on a per share basis.

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

CAPITAL EXPENDITURES

Capital expenditures were $4.8 million for the three months ending March 31, 2002, compared to $13.8 million for the same period in 2001. Capital spending was constrained during the current quarter until the mezzanine financing was completed.

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

Financial Reporting Release No. 60 released by the SEC recommends that all registrants include a discussion of "critical" accounting policies or methods used in the preparation of the financial statements. The Company's significant accounting policies are contained in the Notes to the Annual Consolidated Financial Statements on Form 10-K. The financial statements have been prepared in conformity with generally accepted accounting principles and, accordingly, include amounts based upon informed estimates and judgments of management with due consideration given to materiality. As a result, actual results could differ from those estimates. The following represents those critical accounting policies where materially different amounts would be reported under different conditions or using different assumptions.

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

     ENVIRONMENTAL COSTS. At March 31, 2002, the Company had accrued liabilities of $70.7 million for environmental investigation, compliance, and remediation costs. The liabilities are based upon estimates with respect to the number of sites for which the Company may be responsible, the scope and cost of work to be performed at each site, the portion of costs that will be shared with other parties, and the timing of remediation work. When timing and amounts of expenditures can be reliably estimated, amounts are discounted. Where timing and amounts cannot be reliably estimated, a range is estimated and the best estimate within the high and low end of the ranges is recognized. Estimates can be affected by factors including future changes in technology, changes in regulations or requirements of local governmental authorities, the extent of the remediation necessary based upon environmental testing, and the actual costs of disposal.

     RECEIVABLES, NET OF VALUATION ALLOWANCES. Accounts receivable at March 31, 2002 were $255.0 million net of a $35.8 million allowance for doubtful accounts. The valuation allowance was determined based upon the Company's evaluation of known requirements, aging of receivables, historical experience, and the economic environment. While the Company believes it has appropriately considered known or expected outcomes, its customers' ability to pay their obligations could be adversely affected by further contraction in the economy or unexpected changes in ferrous metals or energy prices. Changes in these estimates of collectability could have a material impact on earnings.

     INVENTORY. Inventories are primarily comprised of unprepared and prepared ferrous scrap and are valued at the lower of average purchase cost or market valuation. Ferrous scrap is a commodity and its price is determined by the market based on a number of factors including, but not limited to, the demand for ferrous scrap by the U.S. steel making industry, the level of imports and exports of ferrous scrap and the regional supply of scrap available. As a result of these factors the price for ferrous scrap can fluctuate widely from period to period. The Company manages its commodity price risk by frequently adjusting its' purchase price to reflect current market pricing; managing and turning inventory frequently; and, utilizing its considerable experience in the ferrous scrap industry to anticipate price movements.

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

     INSURANCE LIABILITIES. Insurance accruals were $50.7 million at March 31, 2002. The Company retains liability for workers' compensation claims, auto, and general liability, where permitted, for up to $1 million for any single occurrence and for property claims up to $2 million. The Company purchased insurance to limit the Company's aggregate exposure through October 1, 2002 to losses of $1.5 million for auto and general liability, $5 million for environmental liability and $14 million for workers' compensation claims. Insurance claims liabilities have been accrued using actuarial principles and industry standard rates on an undiscounted basis. Third party administrators estimate the ultimate potential cost for individual claims. Actual development of individual claims could vary from the estimated amounts due to severity of injuries, the potential for damage awards, and future changes in medical costs.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations." This statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations" and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." The provisions of this statement apply to all business combinations initiated after June 30, 2001. In accordance with the Statement provisions, the Company adopted Statement 141 on January 1, 2002. Such adoption did not have a material effect on the Company's financial statements.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." In accordance with the Statement provisions, the Company adopted Statement 142 on January 1, 2002. Such adoption did not have a material effect on the Company's financial statements.

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

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes FASB Statement 121. This statement addresses financial accounting and reporting for long-lived assets impaired or disposed of by sale. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted Statement 144 on January 1, 2002. The adoption of Statement 144 has resulted in the recognition of discontinued operations for disposals subsequent to December 31, 2001, that would not have been recognized as such prior to the adoption.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB No. 13, and Technical Corrections," which will be effective for the Company beginning January 1, 2003. Statement 145 rescinds FASB Statement No. 4, 44, 64 and amends SFAS No. 13, "Accounting for Leases", to provide guidance for income statement classification and gains and losses on extinguishment of debt and eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The adoption of Statement 145 is not expected to have a material effect on the Company's consolidated financial statements.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Statement 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS No. 146 is effective for the Company in January 2003. The Company is evaluating the impact of SFAS No. 146.

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

FOREIGN CURRENCY RATE RISK

The revenue and expenses of the Company's Canadian and European subsidiaries are generally denominated using the local currency. The functional currency of these subsidiaries is the local currency and, therefore, foreign currency translation adjustments made on consolidation are reflected as a component of stockholders' deficit as stated in the Company's accounting policies. Changes in the foreign exchange rates compared to the United States dollar can have an effect on the Company's revenue and profitability. The sensitivity of the earnings (loss) from continuing operations before tax to the changing foreign currency rates based on the operating results from foreign subsidiaries for the first quarter of 2002 is estimated to be immaterial.

INTEREST RATE RISK

Substantially all of the Company's long-term debt at March 31, 2002 bears interest at a fixed rate. Borrowings under the revolving operating facility totaled $27.1 million at March 31, 2002 and bear interest at a floating rate - See Note 7(c) to the Consolidated Financial Statements.

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

                           PHILIP SERVICES CORPORATION

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than as reported in the Company's 2001 Annual Report on Form 10-K (the "Form 10-K") under the caption "Legal Proceedings," the Company is not currently a party to any material pending legal proceedings, other than routine matters incidental to the business, and no material developments have occurred in any proceedings described in such Form 10-K, except as described in Note 17 to the Consolidated Financial Statements.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Certain material events have occurred since March 31, 2002, of which investors should be aware in considering the information contained in this Form 10-Q/A.

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

CHANGES IN CERTIFYING ACCOUNTANT

On April 18, 2002, PricewaterhouseCoopers LLP ("PwC"), the Company's independent accountants for the year ended December 31, 2001, and the nine months ended December 31, 2000, resigned. In connection with the audits of the Company's financial statements for such periods and through April 18, 2002, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PwC would have caused them to make reference thereto in their reports on the financial statements for such periods. PwC's reports on the financial statements for such periods contain no adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principle, except that their report on the December 31, 2000, financial statements included an explanatory paragraph regarding a potential event of default under the terms of certain restrictive covenants included in the Company's facilities.

Effective July 17, 2002, the Company engaged KPMG LLP ("KPMG") as its independent public accountants for the fiscal year ending December 31, 2002. During the nine months ended December 31, 2000, the year ended December 31, 2001 and the current year through July 17, 2002, the Company did not consult with KPMG with respect to either (i) the application of accounting principles to a specified transaction, either completed or proposed or the type of audit opinion that might be rendered on the Company's consolidated financial statements, in respect of which either a written report was provided to the Company or oral advice was provided that KPMG concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K promulgated by the SEC.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

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

10.4 Philip Services Corporation Performance Unit Bonus Plan (incorporated by reference to Exhibit 10.6 to the registrant's Quarterly Report on Form 10-Q filed August 14, 2001).
10.5 Philip Services Corporation Stock Option Plan (incorporated by reference to Exhibit 99.7 to the registrant's Current Report on Form 8-K filed May 8, 2000).
10.6 First amendment to Credit Agreement, dated as of March 8, 2001, between the registrant and various of its lenders, with Canadian Imperial Bank of Commerce acting as Administrative Agent (incorporated by reference to Exhibit 10.8 to the registrant's Annual Report on Form 10-K filed March 29, 2001).
10.7 Second amendment to Credit Agreement, dated as of March 28, 2001, between the registrant and various of its lenders, with Canadian Imperial Bank of Commerce acting as Administrative Agent (incorporated by reference to Exhibit 10.9 to the registrant's Annual Report on Form 10-K filed March 29, 2001).
10.8 Amendment Number One, dated March 28, 2001, to Loan Agreement between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and Administrative Agent (incorporated by reference to Exhibit 10.10 to the registrant's Annual Report on Form 10-K filed March 29, 2001).
10.9 Indenture, dated as of April 7, 2000, relating to the registrant's 6% Subordinated Notes due April 15, 2010 (incorporated by reference to Exhibit 10.11 to the registrant's Quarterly Report on Form 10-Q filed May 21, 2001).
10.10 Indenture, dated as of April 7, 2000, relating to the registrant's 3% Convertible Subordinated Notes due April 15, 2020 (incorporated by reference to Exhibit 10.12 to the registrant's Quarterly Report on Form 10-Q filed May 21, 2001).
10.11 Third amendment to Credit Agreement, dated as of May 18, 2001, between the registrant and various of its lenders, with Canadian Imperial Bank of Commerce acting as Administrative Agent (incorporated by reference to Exhibit 10.13 to the registrant's Quarterly Report on Form 10-Q filed May 21, 2001).
10.12 Amendment Number Two, dated May 18, 2001, to Loan Agreement between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and Administrative Agent (incorporated by reference to Exhibit 10.14 to the registrant's Quarterly Report on Form 10-Q filed May 21, 2001).
10.13 Philip Services Corporation Non-employee Directors Restricted Stock Plan (incorporated by reference to the registrant's Definitive Proxy Statement on Schedule 14A filed March 29, 2001).
10.14 Philip Services Corporation Officers' Stock-Based Bonus Plan (incorporated by reference to the registrant's Definitive Proxy Statement on Schedule 14A filed March 29, 2001).
10.15 Fourth amendment to Credit Agreement, dated as of November 19, 2001, between the registrant and various of its lenders, with Canadian Imperial Bank of Commerce acting as Administrative Agent (incorporated by reference to Exhibit 10.17 to the registrant's Quarterly Report on Form 10-Q filed November 19, 2001).
10.16 Amendment Number Three, dated November 19, 2001, to Loan Agreement between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and Administrative Agent (incorporated by reference to Exhibit 10.18 to the registrant's Quarterly Report on Form 10-Q filed November 19, 2001).
10.17 Amendment Number Four, dated January 29, 2002, to Loan Agreement between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and Administrative Agent (incorporated by reference to Exhibit 10.17 to the registrant's Annual Report on Form 10-K filed April 15, 2002).
10.18 Amendment Number Five, dated February 19, 2002, to Loan Agreement between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and Administrative Agent (incorporated by reference to Exhibit 10.18 to the registrant's Annual Report on Form 10-K filed April 15, 2002).
10.19 Amendment Number Six, dated March 8, 2002, to Loan Agreement between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and Administrative Agent (incorporated by reference to Exhibit 10.19 to the registrant's Annual Report on Form 10-K filed April 15, 2002).
10.20 Fifth amendment to Credit Agreement, dated as of April 12, 2002, between the registrant and various of its lenders, with Canadian Imperial Bank of Commerce acting as Administrative Agent (incorporated by reference to Exhibit 10.20 to the registrant's Annual Report on Form 10-K filed April 15, 2002).
10.21 Amendment Number Seven, dated April 12, 2002, to Loan Agreement between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and Administrative Agent (incorporated by reference to Exhibit 10.21 to the registrant's Annual Report on Form 10-K filed April 15, 2002).
10.22 Amended and Restated Registration Rights Agreement, dated as of April 12, 2002, between the registrant and certain securities holders (incorporated by reference to Exhibit 10.22 to the registrant's Annual Report on Form 10-K filed April 15, 2002).
99.1           Certification Pursuant to 18 U.S.C. Section 1350.
99.2           Certification Pursuant to 18 U.S.C. Section 1350.

               (b) No Reports on Form 8-K were filed during the fiscal quarter ended March 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2002

                                        PHILIP SERVICES CORPORATION


                                        By: /s/ ROBERT L. KNAUSS
                                            ------------------------------------
                                            Robert L. Knauss
                                            Chairman of the Board
                                            (Principal Executive Officer)


                                        By: /s/ MICHAEL W. RAMIREZ
                                            ------------------------------------
                                            Michael W. Ramirez
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)

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

99.1           Certification Pursuant to 18 U.S.C. Section 1350.

99.2           Certification Pursuant to 18 U.S.C. Section 1350.