Form 10-Q
period 2002-06-30
PHILIP SERVICES CORP/DE
filed 2002-08-14
CIK 1095701

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002
                         Commission file number 0-30417

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

     The number of shares of common stock of the Registrant outstanding at August 12, 2002 was 27,897,868.

================================================================================

                                  REPORT INDEX
                                  TO FORM 10-Q

                             10-Q PART AND ITEM NO.                                             PAGE NO.
--------------------------------------------------------------------------------------------------------
                  PART I - Financial Information

Item 1.           Financial Statements (Unaudited)

                     Consolidated Balance Sheets of the Company as of June 30, 2002
                     and December 31, 2001...............................................           3

                     Consolidated Statements of Earnings of the Company for the Three
                     Months Ended June 30, 2002 and June 30, 2001........................           4

                     Consolidated Statements of Earnings of the Company for the Six
                     Months Ended June 30, 2002 and June 30, 2001........................           5

                     Consolidated Statements of Cash Flows of the Company for the Six
                     Months Ended June 30, 2002 and June 30, 2001........................           6

                     Notes to Consolidated Financial Statements..........................           7

Item 2.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations..................................................          21

Item 3.           Quantitative and Qualitative Disclosures About Market Risk.............          29

                  PART II - Other Information

Item 1.           Legal Proceedings......................................................          30

Item 2.           Changes in Securities and Use of Proceeds..............................          30

Item 3.           Defaults upon Senior Securities........................................          30

Item 4.           Submission of Matters to a Vote of Security Holders....................          30

Item 5.           Other Information......................................................          30

Item 6.           Exhibits and Reports on Form 8-K.......................................          31

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

                           PHILIP SERVICES CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                            JUNE 30,      DECEMBER 31,
                                                              2002             2001
                                                          ------------    ------------
                                                           (UNAUDITED)
ASSETS

Current assets
  Cash and cash equivalents ........................      $     12,164    $      9,201
  Accounts receivable (net of allowance for doubtful
     accounts of $20,436 and $36,784, respectively)            229,402         233,494
  Inventory for resale .............................            33,078          33,038
  Other current assets .............................            77,917          50,281
                                                          ------------    ------------
         Total current assets ......................           352,561         326,014
Property, plant and equipment ......................           239,446         255,652
Other assets .......................................            55,218          57,737
                                                          ------------    ------------
         Total assets ..............................      $    647,225    $    639,403
                                                          ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
  Accounts payable .................................      $    100,532    $    102,714
  Accrued liabilities ..............................           111,701         115,574
  Current borrowings on operating facility .........            28,712          12,129
  Current maturities of long-term debt .............             2,013           2,692
                                                          ------------    ------------
         Total current liabilities .................           242,958         233,109
Long-term debt .....................................           347,942         339,392
Deferred income taxes ..............................             6,382           7,882
Other liabilities ..................................            68,011          70,051
Contingencies (Note 17)
Stockholders' deficit ..............................           (18,068)        (11,031)
                                                          ------------    ------------
         Total liabilities and stockholders' deficit      $    647,225    $    639,403
                                                          ============    ============








                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                           PHILIP SERVICES CORPORATION

                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                         THREE MONTHS                THREE MONTHS
                                                         ENDED JUNE 30,              ENDED JUNE 30,
                                                             2002                        2001
                                                        ---------------             ---------------
Revenue ..........................................      $       351,692             $       391,266
Operating expenses ...............................              291,702                     337,868
Special charges (Note 10) ........................                2,814                       3,350
Selling, general and administrative costs ........               34,314                      34,326
Depreciation and amortization ....................               10,447                      11,069
                                                        ---------------             ---------------
Income from operations ...........................               12,415                       4,653
Interest expense .................................               12,897                       9,548
Other (income) expense, net ......................                1,530                      (6,180)
                                                        ---------------             ---------------
Income (loss) before provision for income taxes ..               (2,012)                      1,285
Provision for income taxes .......................                  572                         836
                                                        ---------------             ---------------
Income (loss) from continuing operations .........               (2,584)                        449
Income (loss) from discontinued operations (net of
taxes) ...........................................               (3,683)                        114
                                                        ---------------             ---------------
Net income (loss) ................................      $        (6,267)            $           563
                                                        ===============             ===============
Basic and diluted income (loss) per common share..
   Continuing operations .........................      $         (0.09)            $          0.02
   Discontinued operations .......................                (0.14)                         --
                                                        ---------------             ---------------
     Net income (loss) ...........................      $         (0.23)            $          0.02
                                                        ===============             ===============
Basic and diluted common shares outstanding ......               27,457                      24,287
                                                        ===============             ===============







                  The accompanying notes are an integral part of these consolidated financial statements.

                           PHILIP SERVICES CORPORATION

                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                          SIX MONTHS                  SIX MONTHS
                                                         ENDED JUNE 30,              ENDED JUNE 30,
                                                             2002                        2001
                                                        ---------------             ---------------
Revenue ..........................................      $       712,583             $       799,422
Operating expenses ...............................              603,687                     688,579
Special charges (Note 10) ........................                7,414                       6,147
Selling, general and administrative costs ........               65,979                      78,137
Depreciation and amortization ....................               20,769                      22,081
                                                        ---------------             ---------------
Income from operations ...........................               14,734                       4,478
Interest expense .................................               23,373                      19,058
Other (income) expense, net ......................                1,387                      (6,885)
                                                        ---------------             ---------------
Loss before provision for income taxes ...........              (10,026)                     (7,695)
Provision for income taxes .......................                  922                       1,345
                                                        ---------------             ---------------
Loss from continuing operations ..................              (10,948)                     (9,040)
Income (loss) from discontinued operations (net of
taxes) ...........................................               (4,051)                        396
                                                        ---------------             ---------------
Net loss .........................................      $       (14,999)            $        (8,644)
                                                        ===============             ===============
Basic and diluted income (loss) per common share..
   Continuing operations .........................      $         (0.42)            $         (0.38)
   Discontinued operations .......................                (0.16)                       0.02
                                                        ---------------             ---------------
     Net loss ....................................      $         (0.58)            $         (0.36)
                                                        ===============             ===============
Basic and diluted common shares outstanding ......               25,874                      24,045
                                                        ===============             ===============







                  The accompanying notes are an integral part of these consolidated financial statements.

                           PHILIP SERVICES CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                SIX MONTHS            SIX MONTHS
                                                              ENDED JUNE 30,         ENDED JUNE 30,
                                                                   2002                  2001
                                                              ---------------       ---------------
CASH FLOW FROM OPERATING ACTIVITIES:
Loss from continuing operations ........................      $       (10,948)      $        (9,040)
Items included in loss not affecting cash
         Depreciation and amortization .................               20,769                22,081
         Accrued but unpaid interest ...................                8,635                 7,599
         Deferred income taxes .........................               (1,500)                  449
         Gain on sale of assets ........................                   --                (4,651)
         Other, net ....................................                  273                (1,583)
                                                              ---------------       ---------------
     Cash flow before changes in assets and liabilities                17,229                14,855
     Changes in assets and liabilities .................              (24,915)              (58,389)
                                                              ---------------       ---------------
Cash used in continuing operations .....................               (7,686)              (43,534)
Cash provided by (used in) discontinued operations .....               (1,848)                  396
                                                              ---------------       ---------------
Cash used in operating activities ......................               (9,534)              (43,138)
                                                              ---------------       ---------------
CASH FLOW FROM INVESTING ACTIVITIES:
     Proceeds from sales of operations .................                5,272                10,491
     Purchase of property, plant and equipment .........               (9,087)              (25,206)
     Proceeds from sales of assets and other ...........                   --                (1,759)
                                                              ---------------       ---------------
Cash used in investing activities ......................               (3,815)              (16,474)
                                                              ---------------       ---------------
CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from short-term and long-term debt .......               29,596                57,176
     Principal payments on short-term and long-term debt              (13,284)              (36,311)
                                                              ---------------       ---------------
Cash provided by financing activities ..................               16,312                20,865
                                                              ---------------       ---------------
Net change in cash for the period ......................                2,963               (38,747)
Cash and cash equivalents, beginning of period .........                9,201                38,747
                                                              ---------------       ---------------
Cash and cash equivalents, end of period ...............      $        12,164       $            --
                                                              ===============       ===============



                  The accompanying notes are an integral part of these consolidated financial statements.

                           PHILIP SERVICES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  BASIS OF PRESENTATION

These Consolidated Financial Statements contain information relating to Philip Services Corporation ("PSC"), a Delaware corporation, and its subsidiaries (collectively, the "Company"), which has been prepared by management. As described in the Company's Form 8-K filing of July 19, 2002, the Company has engaged KPMG, LLP ("KPMG") as the Company's independent public accountants. The independent public accountants have reviewed the Company's financial statements and Form 10-Q for the period ended June 30, 2002.

The Consolidated Financial Statements herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As applicable under such regulations, certain information and footnote disclosures normally included in complete annual financial statements have been condensed or omitted. The Company believes that the presentation and disclosures herein are adequate to make the information not misleading, in any material respect, and the financial statements reflect all elimination entries and normal adjustments that are necessary for a fair statement of the results for the three and six months ended June 30, 2002 and June 30, 2001, respectively. Other than the adoption of Financial Accounting Standards Board Statement No. 144 discussed in Note 18, there have been no significant changes in the accounting policies of the Company during the periods presented. For a description of these policies, see Note 2 of the Notes to the Company's Consolidated Financial Statements included in the Company's Form 10-K for the fiscal year ended December 31, 2001.

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

CREDIT FACILITIES

The Company has two credit facilities, a $335.8 million term facility with a syndicate of lenders ("credit facility") and a $195.0 million revolving credit agreement ("revolving operating facility"). Under the credit facility and revolving operating facility ("facilities"), more fully described in Note 7, the Company is required to meet certain financial covenants. During 2001, the Company was negatively impacted by the general slowdown in the economy, poor conditions in the steel industry, the bankruptcy of major customers, and the events of September 11, among other matters. The Company was unable to meet its EBITDA and interest coverage covenants and as a result sought relief in March 2001, May 2001, November 2001, and April 2002.

Specifically, on April 12, 2002, the revolving operating facility was amended to provide additional financing for the duration of the facility (the "mezzanine financing"). The amendments increased the maximum amount that may be borrowed under the revolving operating facility (exclusive of optional overadvances) to $195 million from $175 million. In addition, the revolving operating facility was amended to add a new Tranche Sub-B in the amount of $70 million. Because the defined borrowing base under Tranche Sub-B is more liberal than under Tranches A or B-Prime, and because a reserve of $25 million is not deducted from the borrowing base under Tranche Sub-B as it is under Tranches A and B-Prime, the net effect is to provide availability under Tranche Sub-B at times when there is no availability under Tranches A and B-Prime. Approximately $31 million was borrowed under Tranche Sub-B upon implementation to repay previous "overadvance" borrowings during the first quarter of 2002. Tranche Sub-B is a revolving facility, except that any payments of principal as a result of asset sales (other than in the ordinary course of business) automatically reduce the availability under Tranche Sub-B.

The covenants under the revolving operating facility were amended to eliminate the interest coverage ratio, to waive the default under the EBITDA covenant for the period ended December 31, 2001, and to lower the EBITDA covenant requirement to $4.6 million, $9.7 million, $14.8 million and $20.4 million for the cumulative year-to-date periods ending March 31, June 30, September 30, and December 31, 2002, respectively. The revolving operating facility was also amended to extend the maturity date of the facility to

April 8, 2003 from September 30, 2002. In June 2002, the revolving operating facility was amended to allow Letters of Credit to be issued with expiration dates as late as December 31, 2003. On the date of termination or maturity date, whichever is earlier, the Company must either cash collateralize 105% of the outstanding letters of credit or cause those letters of credit to be returned to the agent of the facility. Investors are referred to Note 7(c) herein, as well as to the full text of the documents filed as exhibits to the Company's periodic reports with the SEC.

The Company's credit facility and the Intercreditor Agreement among the Company's lenders were also amended primarily to permit or facilitate the changes to the revolving operating facility. In addition, the interest coverage ratio under the credit facility was eliminated, the EBITDA covenant requirements reduced, and the default under the EBITDA covenant for the period ended December 31, 2001 waived.

At June 30, 2002, the Company was in compliance with the amended covenants under the facilities. Although the Company intends to extend or replace the revolving operating facility prior to its maturity on April 8, 2003, the success of such efforts is uncertain.

RECLASSIFICATION

Certain reclassifications of prior periods' data have been made to conform with the current period reporting.

(2)  ACCOUNTS RECEIVABLE (in thousands)

                                                    JUNE 30,      DECEMBER 31,
                                                      2002           2001
                                                --------------- ---------------
     Billed trade receivables ................. $       213,680 $       217,069
     Accrued revenue not yet billed ...........          36,158          53,209
                                                --------------- ---------------
     Total accounts receivable ................         249,838         270,278

     Allowance for doubtful accounts...........         (20,436)        (36,784)
                                                --------------- ---------------
     Net accounts receivable .................. $       229,402 $       233,494
                                                =============== ===============

(3)  OTHER CURRENT ASSETS (in thousands)

                                                   JUNE 30,       DECEMBER 31,
                                                     2002            2001
                                                -------------   --------------
     Costs in excess of billings............... $      12,720   $       14,939
     Non-trade receivables (a) ................        32,897           15,405
     Consumable supplies.......................         9,751           10,616
     Other.....................................        22,549            9,321
                                                -------------   --------------
                                                $      77,917   $       50,281
                                                =============   ==============


(a) Non-trade receivables include a $19,812 note receivable from a third-party insurance company recorded in June 2002, related to a settlement agreement entered into by the Company and the third-party insurance company in relation to certain environmental sites involving the Company. Subsequent to June 30, 2002, and pursuant to the terms of the settlement, $10,000 of this note receivable was collected with the remaining note receivable due to be paid on June 30, 2003. The full amount of the settlement has been included as a reduction in operating expenses in the three and six month periods ended June 30, 2002.

(4)  PROPERTY, PLANT AND EQUIPMENT (in thousands)

                                              JUNE 30, 2002                            DECEMBER 31, 2001
                                   -------------------------------------    ------------------------------------------
                                               ACCUMULATED     NET BOOK                   ACCUMULATED      NET BOOK
                                      COST    DEPRECIATION      VALUE           COST     DEPRECIATION       VALUE
                                   ---------  ------------   -----------    ----------   ------------    -------------
     Land........................  $  35,358  $         --   $    35,358    $   37,595   $         --    $      37,595
     Landfill sites...............    10,652         3,731         6,921        11,426          2,774            8,651
     Buildings....................    67,081        12,735        54,346        68,170          9,825           58,345
     Equipment....................   211,945        75,752       136,193       203,860         59,905          143,956
     Assets under development.....     6,628            --         6,628         7,105             --            7,105
                                   ---------  ------------   -----------    ----------   ------------    -------------
                                   $ 331,664  $     92,218   $   239,446    $  328,156   $     72,504    $     255,652
                                   =========  ============   ===========    ==========   ============    =============

(5)  OTHER ASSETS (in thousands)

                                               JUNE 30,                DECEMBER 31,
                                                 2002                      2001
                                            ---------------          ---------------
     Restricted investments(a)              $        40,201          $        40,513
     Other ...................                       15,017                   17,224
                                            ---------------          ---------------
                                            $        55,218          $        57,737
                                            ===============          ===============

(a) Restricted investments are controlled by the Company's wholly owned insurance subsidiary, and, as of June 30, 2002, approximately $38,610 (December 31, 2001 - $38,390) had been pledged as security for the Company's insurance liabilities. The restricted investments are held primarily in United States and foreign government and commercial debt instruments rated AA or better by Moody's and Standard & Poor's.

(6)  ACCRUED LIABILITIES (in thousands)

     Accrued liabilities consist of the following:

                                                                                   JUNE 30,     DECEMBER 31,
                                                                                    2002            2001
                                                                                ------------    ------------
     Insurance claims outstanding (a)..........................                 $     47,764    $     50,476
     Accrued employee compensation and benefit costs...........                       14,814          15,665
     Accrued purchases.........................................                        4,062           6,404
     Accrued closure costs (b).................................                        9,755           6,155
     Billings in excess of costs...............................                        4,702           7,209
     Accrued waste material disposal costs.....................                        3,764           3,942
     Accrued environmental costs...............................                        5,508           4,582
     Accrued other.............................................                       20,793          20,707
     Income taxes payable......................................                          539             434
                                                                                ------------    ------------
                                                                                $    111,701    $    115,574
                                                                                ============    ============

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

(b) Accrued closure costs related to severance, lease and other restructuring costs are as follows:

                               BALANCE AT                                                     BALANCE AT
                               12/31/2001       ADDITIONS     ADJUSTMENTS      SPENDING       6/30/2002
                              -----------       ---------     -----------      --------       ----------
     Severance                $       910       $   2,533     $        --      $   (740)      $    2,703
     Other exit costs               5,245           2,873              --        (1,065)           7,052
                              -----------       ---------     -----------      --------       ----------
                              $     6,155       $   5,406     $        --      $ (1,805)      $    9,755
                              ===========       =========     ===========      ========       ==========

     Additions and adjustments have been recorded as special charges in the Consolidated Statements of Earnings (see Note 10).

(7)  LONG-TERM DEBT (in thousands, except share and per share amounts)


                                                                                         JUNE 30,     DECEMBER 31,
                                                                                           2002           2001
                                                                                        -----------   ------------
            Credit facility
              Term debt(a)...........................................................   $   170,905   $    170,905
              Convertible payment-in-kind debt(a)....................................       125,072        118,997
            Unsecured payment-in-kind notes(b).......................................        46,068         43,508
            Revolving operating facility(c)..........................................        28,712         12,129
            Loans collateralized by certain assets having a net book
              value of $8,040 bearing interest at a weighted average
              fixed rate of 5.9% (2001-6.1%) maturing at various
              dates up to 2020.......................................................         4,008          4,332
            Loans collateralized by certain assets having a net book
              value  of $2,426 bearing interest at prime plus a weighted average floating rate of 2% (2001-1.6%) maturing
              at various dates up to 2004............................................         2,151          2,038
            Obligations under capital leases on equipment bearing
              interest at rates varying from 1% to 22% maturing at
              various dates to 2007..................................................         1,751          2,304
                                                                                        -----------   ------------
                                                                                            378,667        354,213
            Less current maturities of long-term debt................................         2,013          2,692
            Less current borrowings on revolving operating facility..................        28,712         12,129
                                                                                        -----------   ------------
                                                                                        $   347,942   $    339,392
                                                                                        ===========   ============

(a)  Term Debt and Convertible Payment-In-Kind Debt

     As of March 31, 2000, the Company entered into a $335,825 term credit facility. Concurrently, the Company entered into the revolving operating facility. See Note 7(c). The credit facility provides term debt of $235,825 ("term debt") and $100,000 in convertible payment-in-kind debt ("PIK debt"). The credit facility matures on March 31, 2005, and bears interest at a fixed rate of 9% for the term debt and 10% for the PIK debt. Interest payments on the term debt are due quarterly in arrears, up to a maximum of $20,000 in the first year, and on the PIK debt, interest is payable in full on March 31, 2005. The term debt or any part thereof and/or all of the PIK debt may be prepaid and redeemed by the Company at any time during the agreement once the revolving operating facility has been terminated. The Company must pay a redemption premium of between 1% and 3% on the amount of the term debt being redeemed and between 8.33% and 16.66% on the amount of the PIK debt being redeemed excluding mandatory prepayments. The PIK debt is convertible by the lenders at any time into shares of common stock of PSC at an initial conversion price of $11.72 per share, which was in excess of the fair market value of PSC on a per share basis determined based upon an enterprise valuation. The carrying value of the term debt was $170,905 as at June 30, 2002.

     The Company generally is required to repay the term debt first and then the PIK debt in an amount equal to:

     (i) 25% of the net asset-sale proceeds from the disposition of assets sold other than in the ordinary course of business after first paying off various tranches of senior debt and collateralizing letters of credit;
     (ii) the net proceeds from any foreign subsidiary dispositions in excess of $1,000 annually.

     The Company was also required yearly for the first two years and quarterly after that, to repay the term debt first and then the PIK debt in an amount equal to 75% of the cash flow available for debt service. Through June 30, 2002, no repayments have been required under this provision.

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

     The facilities contain cross-default provisions as well as certain restrictive covenants provisions, including limitations on the incurrence of indebtedness, the sale of assets, the incurrence of liens, the making of specified investments, and the payment of cash dividends. In addition, the Company is required to satisfy, among other things, certain financial covenants, including specified amounts of EBITDA and maximum capital expenditures. See Note 7(c) for a description of recent amendments to these covenants and execution of the new mezzanine facility.

(b)  Unsecured Payment-in-Kind Notes

     On April 7, 2000, the Company issued an aggregate amount of $48,000 of unsecured payment-in-kind notes ("unsecured notes"). The unsecured notes mature on April 15, 2010 and bear interest at a fixed rate of 6%. The interest is payable semi-annually on April 15 and October 15, and can be paid up to April 15, 2005, in cash or additional unsecured notes, at the option of the Company. The Company had issued an additional $4,678 of unsecured notes as of June 30, 2002, in payment of interest. If a change in control occurs, the Company is required to make an offer to purchase an amount of unsecured notes equal to the present value of the remaining scheduled payments of principal and interest, discounted at 16%, plus accrued interest thereon. The unsecured notes will bear interest at a rate of 12% from the date of a change in control until such time as the unsecured notes are redeemed. The unsecured notes provide for annual mandatory sinking fund payments equal to 20% of the aggregate principal amount of the outstanding unsecured notes at April 15, 2005, plus all accrued and unpaid interest thereon, commencing April 15, 2006. At June 30, 2002, the unsecured notes were recorded at $40,379 (December 31, 2001 - $38,129).

     On April 7, 2000, the Company issued an aggregate amount of $18,000 of unsecured convertible payment-in-kind notes ("unsecured convertible notes"). The unsecured convertible notes mature on April 15, 2020, and bear interest at a fixed rate of 3% starting April 15, 2003. The interest is payable semi-annually on April 15 and October 15. The unsecured convertible notes may be converted at any time into shares of common stock of PSC at an initial conversion price of $30 per share. If a change in control occurs, the Company is required to make an offer to purchase an amount of unsecured convertible notes equal to between 72% and 100% of the principal amount of unsecured convertible notes outstanding, plus accrued interest thereon. The unsecured convertible notes will bear interest at a rate of 12% from the date of a change in control until such time as the unsecured convertible notes are redeemed. As of June 30, 2002, unsecured convertible notes with a face value of $695 had been converted into 23,174 shares of common stock pursuant to the terms of the indenture covering the unsecured convertible notes. At June 30, 2002, the unsecured convertible notes were recorded at $5,689 (December 31, 2001 - $5,379).

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

     The Company is required to pay an annual service/agency fee equal to $900 and a monthly loan servicing fee equal to $20 for Tranches A and B-Prime. The Tranche Sub-B Agency fee is $10 paid monthly. In addition, the Company is required to pay monthly an unused line of credit fee equal to 0.375%, 0.75%, and 2.0% per annum on the average unused portion of Tranche A, Tranche B-Prime, and Tranche Sub-B, respectively, under the revolving operating facility. At June 30, 2002, the Company's borrowing base formula limited the availability of the revolving operating facility to $159,934. The Company had undrawn capacity under the revolving operating facility of $38,228, net of borrowings of $28,712 and outstanding letters of credit of $92,994.

     The credit facility and the revolving operating facility contain cross-default provisions as well as certain restrictive covenants, including limitations on the incurrence of indebtedness, the sale of assets, the incurrence of liens, the making of specified investments, and the payment of cash dividends. In addition, the Company is required to satisfy, among other things, certain financial covenants, including specified amounts of EBITDA and maximum capital expenditures.

     Under the facilities, the Company is required to meet certain financial covenants. During 2001, the Company was negatively impacted by the general slowdown in the economy, poor conditions in the steel industry, the bankruptcy of major customers, and the events of September 11, among other matters. The Company was unable to meet its EBITDA and interest coverage covenants and as a result sought relief in March 2001, May 2001, November 2001, and April 2002.

     During the first quarter of 2002, and pending agreement on permanent additional financing, the revolving operating facility was amended, utilizing the optional overadvance provisions, first by $11,000 and then by an additional $20,000. These advances of $31,000 were repaid when the mezzanine financing, described below, was put in place.

     On April 12, 2002, the revolving operating facility was amended to provide for the mezzanine financing. The amendments increase the maximum amount that may be borrowed under the revolving operating facility (exclusive of optional overadvances) to $195,000 from $175,000. In addition, the revolving operating facility was amended to add a new Tranche Sub-B in the amount of $70,000. Because the defined borrowing base under Tranche Sub-B is more liberal than under Tranches A or B-Prime, and because a reserve of $25,000 is not deducted from the borrowing base under Tranche Sub-B as it is under Tranches A and B-Prime, the net effect is to provide availability under Tranche Sub-B at times when there is no availability under Tranches A and B-Prime. Tranche Sub-B is a revolving facility, except that any payments of principal as a result of asset sales (other than in the ordinary course of business) automatically reduce the availability under Tranche Sub-B. The covenants under the revolving operating facility were amended to eliminate the interest coverage ratio, to waive the default under the EBITDA covenant for the period ended December 31, 2001, and to lower the EBITDA covenant requirement to $4,600, $9,700, $14,800, and $20,400 for the cumulative year-to-date periods ending March 31, June 30, September 30, and December 31, 2002, respectively. The revolving operating facility was also amended to extend the maturity of the facility to April 8, 2003 from September 30, 2002.

     The commitments under Tranche Sub-B have been provided by affiliates of Carl C. Icahn ($49,000) and affiliates of Stephen Feinberg ($21,000). Mr. Icahn and Mr. Feinberg and their affiliates are respectively the largest and second largest stockholders of the Company. Certain fees were incurred in connection with Tranche Sub-B. Specifically, Tranche Sub-B lenders received an upfront fee of $6,000. A $2,000 fee that was paid for the $20,000 interim overadvance was credited against the $6,000 fee for the mezzanine facility. Tranche Sub-B lenders will receive a fee of 2% per annum based on the unused portion of the Tranche Sub-B facility. There will also be a prepayment fee of 3% based upon a termination by the Company of any or all of Tranche Sub-B.

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

     In addition to the foregoing changes, the revolving operating facility was further amended in a number of sections to facilitate certain transactions or to effect conforming changes. Among these changes was a provision making it easier to enter into transactions with affiliates provided that the transaction in question is on fair and reasonable terms and no less favorable to the Company than could be achieved in an arm's length negotiation.

     The Company's credit facility and the Intercreditor Agreement among the Company's lenders were amended primarily to permit or facilitate the changes to the revolving operating facility. In addition, the interest coverage ratio under the credit facility was eliminated, the EBITDA covenant requirements reduced for periods ending March 31, 2002 and thereafter, and the default under the EBITDA covenant for the period ended December 31, 2001 was waived. At June 30, 2002, the Company was in compliance with the amended covenants under the facilities. Although the Company intends to extend or replace the revolving operating facility prior to its maturity on April 8, 2003, the success of such efforts is uncertain. A revolving operating facility is essential to provide funding for the Company's operating activities and to support classification of the Company's term debt.

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

(8)  OTHER LIABILITIES (in thousands)


                                                                                JUNE 30,      DECEMBER 31,
                                                                                 2002            2001
                                                                             ------------    -------------
        Accrued environmental costs.....................................     $     66,948    $      67,821
        Other...........................................................            1,063            2,230
                                                                             ------------    -------------
                                                                             $     68,011    $      70,051
                                                                             ============    =============

(9)  STATEMENT OF CASH FLOWS (in thousands)

CHANGES IN ASSETS AND LIABILITIES


                                                                               FOR THE SIX MONTHS   FOR THE SIX MONTHS
                                                                                 ENDED JUNE 30,       ENDED JUNE 30,
                                                                                      2002                   2001
                                                                               ------------------   ------------------
        Accounts receivable........................................            $            4,092   $          (31,226)
        Inventory for resale.......................................                           (40)              (8,334)
        Other assets...............................................                       (21,369)                (896)
        Accounts payable, accrued liabilities,
          and other liabilities....................................                        (7,944)             (17,412)
        Income taxes payable.......................................                           346                 (521)
                                                                               ------------------   ------------------
                                                                               $         (24,915)   $          (58,389)
                                                                               ==================   ==================

SUPPLEMENTAL CASH FLOW INFORMATION

The supplemental cash flow disclosures and non-cash transactions for the six months ended June 30, 2002 and 2001 are as follows:


                                                                               FOR THE SIX MONTHS   FOR THE SIX MONTHS
                                                                                  ENDED JUNE 30,       ENDED JUNE 30,
                                                                                      2002                 2001
                                                                               ------------------   ------------------
        Supplemental Disclosures:
        Interest paid..............................................            $           19,694   $            9,273
        Income taxes paid..........................................                           702                1,996
        Debt incurred on the purchase of  property and equipment...                         1,164                1,233
        Conversion of unsecured payment-in-kind notes..............                            --                  154
        Deferred stock compensation costs..........................                            97                  107

(10) SPECIAL CHARGES (in thousands)

2002

The special charges are composed of the following:


                                                                              FOR THE THREE MONTHS   FOR THE SIX MONTHS
                                                                                  ENDED JUNE 30,       ENDED JUNE 30,
                                                                                      2002                 2002
                                                                              --------------------   --------------------
        Business units, locations or activities to be exited:
            Severance costs........................................           $                 --    $             2,533
            Other exiting costs....................................                          1,782                  2,873
        Business units, locations or activities to be continued:
            Process re-engineering costs...........................                          1,032                  2,008
                                                                              --------------------   --------------------
                                                                              $              2,814    $             7,414
                                                                              ====================    ===================

Asset impairments and other costs recorded as special charges

During 2002, the Company decided to close the corporate headquarters in Rosemont, Illinois and relocate the corporate governance functions to the shared service operations in Houston. Included in the special charges is $5,406 in cash costs for severance and other exit costs to be incurred at these locations. Approximately 13 employees are expected to be terminated as a result of these restructurings, of which 11 had been terminated at June 30, 2002.

Process re-engineering costs

During 2000, the Company embarked on an initiative, the PSC Way, to standardize business processes to allow it to operate more efficiently and share information and best practices. This initiative includes defining common business processes related to transactional functions as well as client relationships and includes establishing a common management systems platform. The total cash costs for the PSC Way initiative in the three and six months ended June 30, 2002, were $1,654 and $3,499, respectively, of which $622 and $1,491 were capitalized to fixed assets and $1,032 and $2,008 were included in special charges as process re-engineering costs.

2001

The special charges are composed of the following:


                                                                              FOR THE THREE MONTHS   FOR THE SIX MONTHS
                                                                                  ENDED JUNE 30,       ENDED JUNE 30,
                                                                                      2001                 2001
                                                                              --------------------   --------------------
         Business units, locations or activities to be exited:
             Severance costs..........................................        $                309    $               309
             Other exiting costs......................................                         489                    489
         Business units, locations or activities to be continued:
             Process re-engineering costs.............................                       2,552                  5,349
                                                                              --------------------   --------------------
                                                                              $              3,350    $             6,147
                                                                              ====================    ===================

Asset impairments and other costs recorded as special charges

During 2001, the Company made the decision in the second quarter of 2001 to close and consolidate a location in its Environmental Services Group. Included in special charges is $798 of costs for severance and other exit costs.

Process re-engineering costs

The total cash costs for the PSC Way initiative in the three and six months ended June 30, 2001, were $4,433 and $7,737, respectively, of which $1,881 and $2,388 were capitalized to fixed assets and $2,552 and $5,349 were included in special charges as process re-engineering costs.


(11) STOCKHOLDERS' DEFICIT (in thousands except share and per share amounts)

                                                                                JUNE 30,         DECEMBER 31,
                                                                                  2002              2001
                                                                             --------------    --------------
         Share capital.............................................          $      122,765    $      118,920
         Retained deficit..........................................                (138,643)         (123,644)
         Cumulative foreign currency translation loss..............                  (2,190)           (6,307)
                                                                             --------------    --------------
                                                                             $      (18,068)   $      (11,031)
                                                                             ==============    ==============

The outstanding capital of PSC comprised 27,873,598 shares of common stock at June 30, 2002.

On April 12, 2002, in conjunction with the mezzanine financing discussed in Note 7(c), the Company issued to Tranche Sub-B lenders (affiliates of Carl C. Icahn and affiliates of Stephen Feinberg) 3,638,466 shares of common stock of the Company, representing approximately 15% of the outstanding common stock prior to issuance, upon payment in cash of the par value of $.01 per share. In connection with the issuance, the Icahn group and the Feinberg group have been granted two demand registration rights and an unlimited number of piggyback registration rights covering both the newly issued shares and all other shares held by these groups, as well as pre-emptive rights with respect to future issuances by the Company.

On May 9, 2001, the Company reserved 1,000,000 shares of common stock for issuance under its 2001 Officers' Stock-Based Bonus Plan ("Stock Plan"). Under the Stock Plan, awards of restricted common stock, options to purchase shares of common stock, stock appreciation rights and/or phantom stock rights may be granted. Participation in the Stock Plan is limited to officers of the Company and its subsidiaries. Generally the awards vest evenly over a four-year period from the date of grant. As of June 30, 2002, 257,609 shares of restricted stock had been granted. Officers of the Company who departed prior to or in connection with the March 2002 restructuring of the corporate office forfeited the 145,871 unvested shares of restricted stock granted to them under the Stock Plan.

On May 9, 2001, the Company also reserved 200,000 shares of common stock for issuance under its 2001 Non-Employee Directors Restricted Stock Plan ("Directors Stock Plan"). Under the Directors Stock Plan, shares of restricted common stock with a market value of twenty-five hundred dollars will be granted on the first business day of each fiscal quarter during the term of the Directors Stock Plan to each non-employee director. One-quarter of the shares granted as of each grant date will vest on each of the first four anniversaries of such grant date except with respect to the initial grant of shares. As of June 30, 2002, 58,274 shares of restricted stock had been granted under the Directors Stock Plan.


(12) EARNINGS PER COMMON SHARE (in thousands)

                                                                                FOR THE SIX MONTHS    FOR THE SIX MONTHS
                                                                                   ENDED JUNE 30,        ENDED JUNE 30,
                                                                                       2002                   2001
                                                                                ------------------    ------------------
  Net loss for the period-- basic and diluted...............................    $          (14,999)   $           (8,644)
                                                                                ------------------    ------------------
  Number of shares of common stock outstanding..............................                27,874                24,287
  Effect of using weighted average shares of common stock outstanding.......                (2,000)                  (15)
  Restricted shares issued - unvested.......................................                    --                  (227)
                                                                                ------------------    ------------------
  Basic and diluted weighted average number of shares of
    common stock outstanding................................................                25,874                24,045
                                                                                ==================    ==================


(13) COMPREHENSIVE LOSS (in thousands)

                                                                                FOR THE SIX MONTHS    FOR THE SIX MONTHS
                                                                                   ENDED JUNE 30,        ENDED JUNE 30,
                                                                                       2002                   2001
                                                                                ------------------    ------------------
  Net loss for the period...................................................    $          (14,999)   $           (8,644)
  Other comprehensive income (loss), net of taxes:
       Translation adjustments..............................................                 4,117                  (936)
                                                                                ------------------    ------------------
  Comprehensive loss........................................................    $          (10,882)   $           (9,580)
                                                                                ==================    ==================

(14) RELATED PARTIES (in thousands)

The Company's two largest stockholders, Carl C. Icahn and Stephen Feinberg, were involved in providing the Company's mezzanine financing which is described in detail in Notes 1 and 7. These stockholders also participate through entities they control in the revolving operating facility described in Note 7(c) and share interest and fees paid on that facility. Additionally, they are participants in the Company's PIK and term debt facilities described in Note 7(a). Mr. Icahn controls approximately $184,000 of the Company's debt that for the six months ended June 30, 2002, was associated with approximately $10,200 in interest expense and fees. Mr. Feinberg controls approximately $60,000 of the Company's debt that for the six months ended June 30, 2002 was associated with approximately $3,700 in interest expense and fees. In addition, entities controlled by these stockholders received shares of common stock in connection with the mezzanine financing as described in Note 7(c).

(15) DISCONTINUED OPERATIONS (in thousands)

For the three months ended June 30, 2002 and 2001, the Company recognized before-tax income (loss) on discontinued operations of $(4,466) and $174, respectively. The before-tax income (loss) on discontinued operations reflects the following:

     o The Company's closure of its Demolition and Decommissioning ("D&D") business resulted in operating losses of $3,166 in the three months ended June 30, 2002, compared with operating income of $174 in the three months ended June 30, 2001.
     o A charge of $1,300 for the impairment of assets held for sale in the three months ended June 30, 2002. The net book value of the assets was $1,970 after impairment.

For the six months ended June 30, 2002 and 2001, the Company recognized before-tax income (loss) on discontinued operations of $(5,669) and $517, respectively. The before-tax income (loss) on discontinued operations comprises the following:

     o The impairment of assets ultimately sold related to the Company's D&D business resulted in a loss for the six months ended June 30, 2002 of $2,804, in addition to operating losses posted of $4,109. The D&D business had operating income of $278 in the six months ended June 30, 2001.
     o The sale of certain assets during the six months ended June 30, 2002, with a net book value of $2,930 generated a gain of $2,341. These assets generated operating income of $203 and $239 in the six months ended June 30, 2002 and 2001, respectively.
     o A charge of $1,300 for the impairment of assets held for sale in the six months ended June 30, 2002. The net book value of the assets was $1,970 after impairment.

                                     Three Months Ended June 30,           Six Months Ended June 30,
                                     ---------------------------        -------------------------------
                                         2002            2001               2002               2001
                                     -----------     -----------        ------------        -----------
Revenue........................      $     1,197     $     4,832        $      3,571        $     9,696
Income (loss) before income
  taxes........................           (4,466)            174              (5,669)               517
Income taxes (benefit).........             (783)             60              (1,618)               121
                                     -----------     -----------        ------------        -----------
Net income (loss)..............      $    (3,683)    $       114        $     (4,051)       $       396
                                     ===========     ===========        ============        ===========

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

                                                                       FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                                     -----------------------------------------------------------------------------
                                                                                                       SHARED
                                                      INDUSTRIAL    ENVIRONMENTAL       METALS       SERVICES &
                                                     OUTSOURCING        SERVICES       SERVICES      ELIMINATIONS         TOTAL
                                                     ------------   -------------    -------------   ------------     ------------
        Revenue.................................     $    326,877   $     134,550    $     251,156   $         --     $    712,583
        Income (loss) from operations...........            8,285          17,412            3,921        (14,884)          14,734
        Income (loss) from operations
         before special charges.................            8,285          17,908            3,921         (7,966)          22,148
        Total assets............................          179,397         190,208          182,009         95,611          647,225
        Depreciation and amortization...........            7,933           7,062            4,492          1,282           20,769
        Capital expenditures....................            2,191           4,509            1,417          2,134           10,251
        Equity investments......................               --              --              263            250              513

                                                                         FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                                     ------------------------------------------------------------------------------
                                                                                                        SHARED
                                                      INDUSTRIAL     ENVIRONMENTAL       METALS        SERVICES &
                                                      OUTSOURCING      SERVICES         SERVICES      ELIMINATIONS         TOTAL
                                                     ------------    -------------     ----------     ------------      -----------
        Revenue.................................     $    386,670    $     138,866     $  273,886     $         --      $   799,422
        Income (loss) from operations...........           14,913            4,459         (5,828)          (9,066)           4,478
        Income (loss) from operations
          before special charges................           14,913            5,069         (5,828)          (3,529)          10,625
        Total assets............................          239,542          160,111        255,603           61,325          716,581
        Depreciation and amortization...........            9,244            6,275          4,562            2,000           22,081
        Capital expenditures....................           11,954            6,634          4,761            2,978           26,327
        Equity investments......................               --               --          2,906            1,523            4,429


The geographical segmentation of the Company's businesses is as follows:

                                                  FOR THE SIX MONTHS                    FOR THE SIX MONTHS
                                                    ENDED JUNE 30,                        ENDED JUNE 30,
                                                       2002                                     2001
                                           -------------------------------        --------------------------------
                                                               LONG-LIVED                              LONG-LIVED
                                               REVENUE           ASSETS              REVENUE             ASSETS
                                           -------------      ------------        -------------        -----------
             United States............     $     643,108      $    212,384        $     714,739        $   220,813
             Canada...................            69,475            41,974               79,298             60,916
             Other....................                 0            40,306                5,385             44,407
                                           -------------      ------------        -------------        -----------
                                           $     712,583      $    294,664        $     799,422        $   326,136
                                           =============      ============        =============        ===========

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

     Certain of the Company's facilities are environmentally impaired as a result of operating practices at the sites prior to their acquisition by the Company. The Company has established procedures to periodically evaluate these sites, giving consideration to the nature and extent of the contamination. The Company has provided for the remediation of these sites based upon management's judgment and prior experience. The Company has estimated the liability to remediate these sites to be $57,543 (December 31, 2001 - $55,899).

     Certain subsidiaries of the Company have been named as potentially responsible or liable parties under U.S. federal and state superfund laws in connection with various sites. It is alleged that the Company and its subsidiaries or their predecessors transported waste to the sites, disposed of waste at the sites, or operated the sites in question. The Company has reviewed the nature and extent of the allegations, the number, connection and financial ability of other named and unnamed potentially responsible parties and the nature and estimated cost of the likely remedy. Based on its review, the Company has accrued its estimate of its liability to remediate these sites at $16,077 (December 31, 2001 - $16,504). If it is determined that more expensive remediation approaches may be required in the future, the Company could incur additional obligations, which could be material.

     The liabilities discussed above are disclosed in the Consolidated Balance Sheets as follows:

                                               JUNE 30,     DECEMBER 31,
                                                 2002           2001
                                              ----------    ------------
          Accrued liabilities..............   $    5,508    $      4,582
          Other liabilities................       66,948          67,821
                                              ----------    ------------
                                              $   72,456    $     72,403
                                              ==========    ============

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

(b) Other than as reported in the Company's 2001 Annual Report on Form 10-K (the "Form 10-K") under the caption "Legal Proceedings," the Company is not currently a party to any material pending legal proceedings, other than routine matters incidental to the business, and no material developments have occurred in any proceedings described in such Form 10-K except as described below.

     i) In October 1999, Exxon Corporation ("Exxon") commenced an action in the District Court, Harris County, Texas against International Catalyst, Inc. ("INCAT"), an indirect wholly owned subsidiary of PSC, for damages of approximately $38,000 arising from certain work conducted by INCAT at Exxon's Baytown, Texas chemical plant. Exxon alleged that INCAT was responsible for the purchase and installation in 1996 of improper gasket materials in the internal bed piping flange joints of the Baytown plant which caused damages to the facility and consequential losses arising from the shutdown of the plant while repairs were made. The matter was settled in April 2002 and the Company's liability was covered by insurance, except for a small deductible.

     ii) On September 13, 1999, a lawsuit was filed in state court in Ohio (Ashtabula County), alleging injury to 130 named plaintiffs resulting from evacuation due to a fire and shelter-in-place orders with respect to a sodium filter at an RMI Titanium Company ("RMI") plant in Ashtabula, Ohio. The plaintiffs alleged negligence on the part of RMI and the Company in the removal of sodium from the filter on RMI's premises. Plaintiffs sought actual and punitive damages and their attorneys applied for class action status to represent 500 people affected by the evacuation order and the approximately 4,500 people affected by the shelter-in-place orders. RMI demanded indemnification from PSC under the terms of the contract pursuant to which the work was performed. The Company has a significant retained liability before insurance coverage is triggered. The parties have reached a settlement in principle, which must be approved by the court after a fairness hearing in order to become effective. The Company has accrued for the settlement.

     iii) On March 22, 2000, the EPA filed a Complaint and Proposed Compliance Order against the Paint Services Group of Nortru, Inc. ("Nortru"), an indirect wholly owned subsidiary of the Company, relating to a multi-media inspection conducted by the EPA at all Nortru Detroit facilities in March and April 1999. Violations alleged included a failure to repair a crack in a secondary containment system and a failure to engage in proper monitoring of air emissions for certain equipment as required under regulations applicable to large-quantity generators of hazardous wastes. Nortru has negotiated a settlement relating to this complaint that includes payment of a penalty of $53 and compliance with applicable regulations. The Company is negotiating a consent agreement and final order with the EPA respecting other alleged violations of the Clean Air Act and the Resource Conservation and Recovery Act. The EPA currently is proposing a penalty of $225 in connection with such alleged violations.

     iv) On August 6, 2001, Burlington Environmental, Inc. was served with a Complaint and Compliance Order by the U.S. EPA and similar enforcement documents from the Washington Department of Ecology ("Ecology") assessing penalties in excess of $1,000 relating to alleged non-compliance with regulations at three facilities in Washington State and a company laboratory located in Renton, Washington. The Complaint alleged violations of and non-compliance with provisions of the facility RCRA permits and state and federal regulations relating to the operations at these facilities. The Company entered negotiations with the EPA that resulted in the filing of a Consent Agreement and Final Order ("CAFO") on January 17, 2002. Under the terms of the CAFO, the Company will pay a fine of approximately $136 in six installments over a six-month period and perform a Supplemental Environmental Project ("SEP") that includes the early closure of one of its Seattle-based RCRA facilities. The anticipated cost of closure and consolidation of operations at other regional facilities is approximately $2,100. Implementation of the SEP will take approximately two years depending upon the Company's ability to obtain the necessary state and local permits to perform the work. Concurrent with the EPA negotiations, the Company settled with Ecology effective June 2002.

     v) In December 1998, the Company and other potentially liable parties ("PLPs") completed a remedial investigation of the Pasco Sanitary Landfill Site in the State of Washington and submitted a feasibility study to the Washington State Department of Ecology ("Ecology"). In July 2000, the PLPs commenced cleanup at the Pasco Site under a seven-year plan outlined in the study (the "Preferred Remedy"). The PLPs completed the remedial action requirements of the Preferred Remedy and will continue to operate remedial systems and monitor groundwater at the site for an additional five years, which is expected to be followed by post-closure operations, maintenance and monitoring for approximately 30 years. The total cost of completing the Preferred Remedy and post-closure operations, maintenance and monitoring is estimated to be approximately $14.0 million. In June 2002, the Company reached agreement with all PLPs with respect to allocation of costs for the Preferred Remedy, and no other litigation is anticipated related to those costs. Allocation of costs among the PLPs for the post-closure period remains the subject of negotiation.

(c) The Company is a defendant in lawsuits for which the Company has insurance coverage. Each of these suits is, in the event of an adverse verdict, subject to a deductible. Although the Company does not believe that the uninsured liability from any of these suits would be material, it is not possible to predict the effect of the cumulative deductibles. The Company is named as a defendant in a number of other lawsuits which have arisen in the ordinary course of its business. The Company believes that except as otherwise reported herein, neither the insured litigation nor the other litigation is likely to have a material adverse effect on its business or financial condition and, therefore, has made no provision in these financial statements for the potential liability, if any. The Company is, however, unable to predict the outcome of certain of the forgoing matters and cannot provide assurance that these or future matters will not have a material adverse effect on the results of operations or financial condition of the Company.

(18) NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations." This statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations" and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." The provisions of this statement apply to all business combinations initiated after June 30, 2001. In accordance with the Statement provisions, the Company adopted Statement 141 on January 1, 2002. Such adoption did not have a material effect on the Company's consolidated financial statements.

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

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which will be effective for the Company beginning January 1, 2003. Statement 145 rescinds FASB Statement No. 4, 44, 64 and amends SFAS No. 13, "Accounting for Leases", to provide guidance for income statement classification and gains and losses on extinguishment of debt and eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The adoption of Statement 145 is not expected to have a material effect on the Company's consolidated financial statements.

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

                          PHILIP SERVICES CORPORATION

PART I -- FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The Consolidated Financial Statements herein contain information relating to Philip Services Corporation ("PSC") and its subsidiaries (collectively, the "Company"), which has been prepared by management.

The Company is an industrial and metals services company operating in three segments: (i) the Industrial Outsourcing Group; (ii) the Environmental Services Group; and (iii) the Metals Services Group. PSC employs more than 10,000 people at over 140 locations across North America. The Company's operations are based primarily in the United States.

The Industrial Outsourcing Group's operations include industrial cleaning and maintenance, refractory, catalyst and mechanical services, piping and fabrication services, turnaround and outage services, electrical contracting and instrumentation, decommissioning and remediation services. The Industrial Outsourcing Group primarily services the refining, petrochemical, utilities, oil and gas, pulp and paper and automotive industries.

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

                                               FOR THE THREE       FOR THE THREE        FOR THE SIX           FOR THE SIX
                                               MONTHS ENDED         MONTHS ENDED        MONTHS ENDED          MONTHS ENDED
                                               JUNE 30, 2002       JUNE 30, 2001        JUNE 30, 2002         JUNE 30, 2001
                                             -----------------    ---------------    ------------------     ------------------
Revenue ..................................   $  351.7     100%    $  391.3   100%    $  712.6      100%     $   799.4     100%
Operating expenses .......................      291.7      83%       337.9    86%       603.7       85%         688.6      86%
Special charges ..........................        2.8       1%         3.4     1%         7.4        1%           6.1       1%
Selling, general and administrative
  Costs ..................................       34.3      10%        34.3     9%        66.0        9%          78.1      10%
Depreciation and amortization ............       10.5       3%        11.1     3%        20.8        3%          22.1       3%
                                             --------     ----    --------   ----    --------      ----     ---------     ----
Income from operations ...................       12.4       4%         4.7     1%        14.7        2%           4.5       1%
Interest expense .........................       12.9       4%         9.5     2%        23.4        3%          19.1       2%
Other (income) expense, net ..............        1.5       --        (6.2)   (2%)        1.4        --          (6.9)     (1%)
                                             --------     ----    --------   ----    --------      ----     ---------     ----
Income (loss) before provision for income
taxes.....................................       (2.0)     (1%)        1.3     --       (10.0)      (1%)         (7.7)     (1%)
Provision for income taxes ...............        0.6       --         0.9     --         0.9        --           1.3       --
                                             --------     ----    --------   ----    --------      ----     ---------     ----
Income (loss) from continuing operations..       (2.6)     (1%)        0.4     --       (10.9)      (2%)         (9.0)     (1%)
Income (loss) from discontinued operations       (3.7)     (1%)        0.2     --        (4.1)      (1%)          0.4       --
                                             --------     ----    --------   ----    --------      ----     ---------     ----
Net income (loss) ........................   $   (6.3)     (2%)   $    0.6     --    $  (15.0)      (2%)    $    (8.6)     (1%)
                                             ========     ====    ========   ====    ========      ====     =========     ====

The operating results reflect the following: ($ in millions)

                                                                     FOR THE THREE MONTHS ENDED JUNE 30, 2002
                                                   -------------------------------------------------------------------------------
                                                                                                        SHARED
                                                   INDUSTRIAL      ENVIRONMENTAL        METALS        SERVICES &
                                                   OUTSOURCING       SERVICES          SERVICES      ELIMINATIONS         TOTAL
                                                   -----------     -------------     ------------    -------------     -----------
Revenue......................................      $     138.2     $        71.6     $      141.9    $          --     $     351.7
Income (loss) from operations................            (2.5)              16.8              5.2             (7.1)           12.4
Income (loss) from operations excluding
  special charges............................            (2.5)              17.3              5.2             (4.8)           15.2


                                                                       FOR THE THREE MONTHS ENDED JUNE 30, 2001
                                                  ---------------------------------------------------------------------------------
                                                                                                       SHARED
                                                  INDUSTRIAL      ENVIRONMENTAL         METALS        SERVICES &
                                                  OUTSOURCING       SERVICES           SERVICES      ELIMINATIONS         TOTAL
                                                  -----------     -------------      -------------   ------------      ------------
Revenue......................................     $     186.2     $        70.2       $      134.9   $         --      $      391.3
Income (loss) from operations................             7.1               2.0                0.6           (5.0)              4.7
Income (loss) from operations excluding
  special charges............................             7.1               2.6                0.6           (2.2)              8.1

                                                                        FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                                   --------------------------------------------------------------------------------
                                                                                                         SHARED
                                                   INDUSTRIAL      ENVIRONMENTAL        METALS          SERVICES &
                                                   OUTSOURCING       SERVICES          SERVICES        ELIMINATIONS        TOTAL
                                                   -----------     -------------     ------------      ------------     -----------
Revenue......................................      $     326.9     $       134.6     $      251.1      $         --     $     712.6
Income (loss) from operations................              8.3              17.4              3.9             (14.9)           14.7
Income (loss) from operations excluding
  special charges............................              8.3              17.9              3.9              (8.0)           22.1

                                                                       FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                                  ----------------------------------------------------------------------------------
                                                                                                         SHARED
                                                  INDUSTRIAL       ENVIRONMENTAL         METALS         SERVICES &
                                                  OUTSOURCING         SERVICES          SERVICES       ELIMINATIONS         TOTAL
                                                  -----------      -------------       -----------     ------------     ------------
Revenue......................................     $     386.6      $       138.9       $     273.9     $         --     $      799.4
Income (loss) from operations................            14.9                4.5              (5.8)            (9.1)             4.5
Income (loss) from operations excluding
  special charges............................            14.9                5.1              (5.8)            (3.6)            10.6

INDUSTRIAL OUTSOURCING GROUP

Revenue for the three-month period ending June 30, 2002 was $138.2 million compared to $186.2 million for the same period in 2001. For the six-month period ending June 30, 2002, revenue was $326.9 million compared to $386.6 million for the same period in 2001. The reduction in revenue for the three and six months ending June 30, 2002, is due primarily to the significant postponement, rescheduling or reduction in scope of certain large-scale maintenance and capital projects by the Company's customers. The decline in market conditions surrounding the refining, petrochemical, power and pulp/paper industries were key contributors. Specifically, the decline in demand for refined petroleum products, in conjunction with the weak economy, has influenced a reduction in market pricing for refined petroleum products, in turn driving a conscious and marked cutback in the amount of maintenance spending by many clients. In addition, during the first quarter of 2002, certain operations which produced $8.1 million and $17.2 million in revenue for the three and six month periods ending June 30, 2001, respectively, were divested.

Income (loss) from operations was ($2.5) million or (1.8%) of revenue for the three-month period ending June 30, 2002, compared with $7.1 million or 3.8% for the three-month period ending June 30, 2001. For the six-month period ended June 30, 2002, income from operations was $8.3 million or 2.5% of revenue compared with $14.9 million or 3.9% of revenue for the same period of 2001. The reduction in operating income for the three and six months ending June 30, 2002, respectively, is directly related to the decline in revenue indicated above, causing certain relatively fixed operating expenses to be unabsorbed and reducing gross margins. Additionally, a bad debt charge of $2.0 million was recorded relating to a receivable from a customer that filed for bankruptcy protection in June 2002.

ENVIRONMENTAL SERVICES GROUP

Revenue for the three-month period ending June 30, 2002 was $71.6 million compared to $70.2 million for the same period in 2001. For the six-month period ending June 30, 2002, revenue was $134.6 million compared to $138.9 million for the same period in 2001. Revenues continue to be affected by the economic slowdown in the general manufacturing, chemical and waste industries.

Income from operations was $16.8 million or 23.5% of revenue for the three-month period ending June 30, 2002, compared with $2.0 million or 2.8% of revenue for the three-month period ending June 30, 2001. For the six-month period ending June 30, 2002, income from operations was $17.4 million or 12.9% of revenue compared with $4.5 million or 3.2% of revenue for the same period of 2001. Income from operations for both the three- and six-month periods ending June 30, 2002, was positively impacted by the settlement of a $19.8 million insurance litigation matter involving certain environmental sites offset by a $5.0 million charge for incremental environmental liabilities.

METALS SERVICES GROUP

Revenue was $141.9 million for the three-month period ending June 30, 2002, compared to $134.9 million for the same period of 2001. The increase in revenue is due to a 24% improvement in ferrous scrap metal prices for the current period compared to last year, partially offset by a 4% decrease in the volumes of scrap managed by the Group compared to the same period last year. The increase in ferrous scrap metal prices is directly related to the reduction in foreign steel imports, the improvement in the U.S. steel industry operating rate and the corresponding increase in demand for ferrous scrap.

Revenue was $251.1 million for the six-month period ending June 30, 2002, compared to $273.9 million for the same period of 2001. The decline in revenue is due to a 10% reduction in volumes managed by the Group, partially offset by a 10% increase in ferrous scrap metal prices.

Income from operations was $5.2 million or 3.7% of revenue for the three-month period ending June 30, 2002, compared to $0.6 million or 0.4% of revenue for the three-month period ending June 30, 2001. The improvement in income from operations for the quarter is due to the improved ferrous scrap metal prices, continued cost reductions and increased demand over the first quarter.

Income from operations was $3.9 million or 1.6% of revenue for the six month period ending June 30, 2002, compared with a loss of ($5.8) million or (2.1%) of revenue for the same period of 2001. The increase in income from operations for the six-month period ending June 30, 2002, is due to the improved ferrous scrap metal prices and significant bad debt charges in the prior year. In the first quarter of 2001, income from operations was reduced by $7.6 million as a result of the bankruptcy of two major steel company customers.

SHARED SERVICES AND ELIMINATIONS

Shared services and eliminations include the administrative costs of the shared service operations, the retained liabilities of the Company's captive insurance company and other non-operating entities. Shared services costs increased by $2.1 million and $5.8 million for the three and six months ended June 30, 2002, compared to the same periods in 2001 due principally to corporate-level bad debt charges and special charges associated with the relocation of the corporate office and business process standardization costs (including expenditures incurred in connection with the PSC Way project described in Note 10 to the Consolidated Financial Statements).

SELLING, GENERAL AND ADMINISTRATIVE COSTS

Selling, general and administrative costs were $34.3 million and $66.0 million for the three and six months ended June 30, 2002, compared to $34.3 million and $78.1 million in the same periods in 2001.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization of property, plant and equipment in the three and six months ended June 30, 2002, was $10.5 million and $20.8 million. This represents a decrease of $0.6 million for the three months and $1.3 million for the six months ended June 30, 2002, compared to the same period in 2001. This decrease primarily was the result of the Company's closing of certain operations in late 2001.

INTEREST EXPENSE

Interest expense for the three and six months ended June 30, 2002, was $12.9 million and $23.4 million compared with $9.5 million and $19.1 million for the same periods in 2001. Interest expense was higher in the three and six months ended June 30, 2002, due to borrowing costs associated with the mezzanine facility described in Note 7 to the Consolidated Financial Statements.

OTHER (INCOME) EXPENSE, NET

Other (income) expense, net for the three and six months ended June 30, 2002, was expense of $1.5 million and $1.4 million, respectively. The expense in both periods comprised an impairment charge related to an equity investment of the Company offset by interest income for the periods.

Other (income) expense, net for the three and six months ended June 30, 2001, was income of $6.2 million and $6.9 million, respectively. The income comprised gains on sales of certain assets of $4.6 million, recovery of certain reorganization costs of $0.6 million and interest income and equity income on investments.

DISCONTINUED OPERATIONS

For the three months ended June 30, 2002 and 2001, the Company recognized before-tax income (loss) on discontinued operations of $(4.5) million and $0.2 million, respectively. The before-tax income (loss) on discontinued operations reflects the following:

     o The Company's closure of its D&D business resulted in operating losses of $3.2 million in the three months ended June 30, 2002, compared with operating income of $0.2 million in the three months ended June 30, 2001.
     o A charge of $1.3 million for the impairment of assets held for sale in the three months ended June 30, 2002. The net book value of the assets was $2.0 million after impairment.


For the six months ended June 30, 2002 and 2001, the Company recognized before-tax income (loss) on discontinued operations of $(5.7) million and $0.5 million, respectively. The before-tax income (loss) on discontinued operations comprises the following:

     o The impairment of assets ultimately sold related to the Company's D&D business resulted in a loss for the six months ended June 30, 2002 of $2.8 million, in addition to operating losses posted of $4.1 million. The D&D business had operating income of $0.3 million in the six months ended June 30, 2001.
     o The sale of certain assets during the six months ended June 30, 2002 with a net book value of $2.9 million generated a gain of $2.3 million. These assets generated operating income of $0.2 million and $0.2 million in the six months ended June 30, 2002 and 2001, respectively.
     o A charge of $1.3 million for the impairment of assets held for sale in the six months ended June 30, 2002. The net book value of the assets was $2.0 million after impairment.

INCOME TAXES

In assessing the value of the deferred tax assets, management considered whether it would be more likely than not that all of the deferred tax assets will be realized. Projected future income tax planning strategies and the expected reversal of deferred tax liabilities are considered in making this assessment. Based on the level of historical taxable income, projections for future taxable income and subject to the limitation on the utilization of net operating loss carry-forwards and excess interest deduction carry-forwards, the

Company has determined at this time that it is more likely than not that the Company will not realize the benefits of the U.S. deferred tax assets. At June 30, 2002, the Company has a valuation allowance of $242.7 million.

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

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002, the Company's working capital was $109.7 million, an increase of $16.7 million since December 31, 2001. The improved working capital position of the Company is largely attributable to the June 2002 recording of a $19.8 million note receivable related to the settlement of an insurance claim as described in Note 3 to the Consolidated Financial Statements. Cash used in operating activities was $9.6 million for the six-month period ended June 30, 2002, compared to cash used by operating activities of $43.1 million for the comparable period in 2001. The use of cash in the first six months of 2002 as compared to the same period in 2001 has improved $33.6 million due to improved working capital management in the areas of inventory and accounts receivable. However, the Company continues to rely upon borrowings from its revolving operating facility as its principal source of liquidity to fund cash used in operating activities.

As of March 31, 2000, the Company entered into a $335.8 million term credit facility and a revolving operating facility. The credit facility provides term debt of $235.8 million ("term debt") and $100 million in convertible payment-in-kind debt ("PIK debt"). The credit facility matures on March 31, 2005, and bears interest at a fixed rate of 9% for the term debt and 10% for the PIK debt. Interest payments on the term debt are due quarterly in arrears, up to a maximum of $20 million in the first year, and on the PIK debt, interest is payable in full on March 31, 2005. The term debt or any part thereof and/or all of the PIK debt may be prepaid and redeemed by the Company at any time during the agreement once the revolving operating facility has been terminated. The Company must pay a redemption premium of between 1% and 3% on the amount of the term debt being redeemed and between 8.33% and 16.66% on the amount of the PIK debt being redeemed excluding mandatory prepayments. The PIK debt is convertible by the lenders at any time into shares of common stock of PSC at an initial conversion price of $11.72 per share, which was in excess of the fair market value of PSC on a per share basis. The carrying value of the term debt was $170.9 million as of June 30, 2002.

The Company generally is required to repay the term debt first and then the PIK debt in an amount equal to:

(i) 25% of the net asset-sale proceeds from the disposition of assets sold other than in the ordinary course of business after first paying off various tranches of senior debt and collateralizing letters of credit;
(ii) the net proceeds from any foreign subsidiary dispositions in excess of $1 million annually.

The Company is also required yearly for the first two years and quarterly after that, to repay the term debt first and then the PIK debt in an amount equal to 75% of the cash flow available for debt service. Through June 30, 2002, no repayments have been required under this provision.

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

The facilities contain cross-default provisions as well as certain restrictive covenants provisions, including limitations on the incurrence of indebtedness, the sale of assets, the incurrence of liens, the making of specified investments, and the payment of cash dividends. In addition, the Company is required to satisfy, among other things, certain financial covenants, including specified amounts of EBITDA and maximum capital expenditures. See Note 7(c) to the Consolidated Financial Statements for a description of recent amendments to these covenants and execution of the new mezzanine facility.

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

The Company is required to pay an annual service/agency fee equal to $900,000 and a monthly loan servicing fee equal to $20,000 for Tranches A and B-Prime. The Tranche Sub-B Agency fee is $10,000 paid monthly. In addition, the Company is required to pay monthly an unused line of credit fee equal to 0.375%, 0.75%, and 2.0% per annum on the average unused portion of Tranche A, Tranche B-Prime, and Tranche Sub-B, respectively, under the revolving operating facility. At June 30, 2002, the Company's borrowing base formula limited the availability of the revolving operating facility to $160.0 million. The Company had undrawn capacity under the revolving operating facility of $38.3 million, net of borrowings of $28.7 million and outstanding letters of credit of $93.0 million.

Under the facilities, the Company is required to meet certain financial covenants. During 2001, the Company was negatively impacted by the general slowdown in the economy, poor conditions in the steel industry, the bankruptcy of major customers, and the events of September 11, among other matters. The Company was unable to meet its EBITDA and interest coverage covenants and as a result sought relief in March 2001, May 2001, November 2001, and April 2002.

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

The Company's credit facility and the Intercreditor Agreement among the Company's lenders were amended primarily to permit or facilitate the changes to the revolving operating facility. In addition, the interest coverage ratio under the credit facility was eliminated, the EBITDA covenant requirements reduced for periods ending March 31, 2002, and thereafter, and the default under the EBITDA covenant for the period ended December 31, 2001, waived.

At June 30, 2002, the Company was in compliance with the amended covenants under the facilities. The Company has adequate liquidity in the short term. However, the Company is obligated to extend or replace the revolving operating facility prior to maturity on April 8, 2003. Since emerging from bankruptcy in April 2000, the Company has not been able to return to profitability in large measure because of high debt service costs on its facilities and significant fees associated with amending these facilities. The Company's businesses also have not performed as expected. In addition, both because of the Company's financial condition and because of general economic conditions affecting all companies that are required to provide surety bonds in connection with their business activities, the Company is unable to obtain adequate surety bonds and is frequently required to post letters of credit or cash collateral. This puts additional strain on the Company's financial resources and liquidity and limits the Company's available working capital. Moreover, currently, the Company does not have sufficient working capital to take advantage of growth opportunities, further limiting its prospects. The Company has engaged in cost cutting efforts during 2002 and is considering further restructurings. At June 30, 2002, the Company was in compliance with the amended covenants under the facilities. Although the Company intends to extend or replace the revolving operating facility prior to its maturity on April 8, 2003, the success of such efforts is uncertain. A revolving operating facility is essential to provide funding for the Company's operating activities and to support classification of the Company's term debt.

CAPITAL EXPENDITURES

Capital expenditures were $5.6 million and $10.3 million for the three and six months ending June 30, 2002, compared to $12.6 million and $26.4 million for the same periods in 2001.

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

Financial Reporting Release No. 60 released by the SEC recommends that all registrants include a discussion of "critical" accounting policies or methods used in the preparation of the financial statements. The Company's significant accounting policies are contained in the Notes to the Consolidated Financial Statements in Form 10-K. The financial statements have been prepared in conformity with generally accepted accounting principles and, accordingly, include amounts based upon informed estimates and judgments of management with due consideration given to materiality. As a result, actual results could differ from those estimates. The following represents those critical accounting policies where materially different amounts would be reported under different conditions or using different assumptions.

    REVENUE RECOGNITION. Revenue from industrial services is recorded as the services are performed, using the percentage-of-completion basis for fixed rate contracts and as-the-related-service-is-provided for time and material contracts. Revenue from by-product recovery operations is recognized along with the related costs of treatment, disposal and transportation at the time of performance of services. Revenue is recognized at the time of customer acceptance for the direct sale of recovered commodities and steel products or for contracts where the Company brokers materials between two parties, takes title to the product and assumes the risks and rewards of ownership. If the Company is acting as an agent in those transactions, then only the commission on the transaction is recorded.

The Company uses the percentage-of-completion basis to account for its fixed-price contracts. Under this method, the amount of total costs and profits expected to be realized is estimated, as is the recoverability of costs related to change orders. Revenue is recognized as work progresses in the ratio that costs bear to the estimated total costs for each contract. Contract costs include all direct material and labor costs and those indirect costs related to contract performance. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on incomplete contracts are recorded in the period in which such losses are determined. Changes in estimates or differences in the actual cost to complete the contract could result in recognition of differences in earnings.

    ENVIRONMENTAL COSTS. At June 30, 2002, the Company had accrued liabilities of $72.5 million for environmental investigation, compliance, and remediation costs. The liabilities are based upon estimates with respect to the number of sites for which the Company may be responsible, the scope and cost of work to be performed at each site, the portion of costs that will be shared with other parties, and the timing of remediation work. When timing and amounts of expenditures can be reliably estimated, amounts are discounted. Where timing and amounts cannot be reliably estimated, a range is estimated and the best estimate within the high and low end of the ranges is recognized. Estimates can be affected by factors including future changes in technology, changes in regulations or requirements of local governmental authorities, the extent of the remediation necessary based upon environmental testing, and the actual costs of disposal.

    RECEIVABLES, NET OF VALUATION ALLOWANCES. Accounts receivable at June 30, 2002 were $229.4 million net of a $20.4 million allowance for doubtful accounts. The valuation allowance was determined based upon the Company's evaluation of known requirements, aging of receivables, historical experience, and the economic environment. While the Company believes it has appropriately considered known or expected outcomes, its customers' ability to pay their obligations could be adversely affected by contraction in the economy or unexpected changes in ferrous metals or energy prices. Changes in these estimates of collectability could have a material impact on earnings.

    INVENTORY. Inventories primarily comprise unprepared and prepared ferrous scrap and are valued at the lower of average purchase cost or market valuation. Ferrous scrap is a commodity and its price is determined by the market based on a number of factors including, but not limited to, the demand for ferrous scrap by the U.S. steel making industry, the level of imports and exports of ferrous scrap and the regional supply of scrap available. As a result of these factors the price for ferrous scrap can fluctuate widely from period to period. The Company manages its commodity price risk by frequently adjusting its purchase price to reflect current market pricing; managing and turning inventory frequently; and utilizing its considerable experience in the ferrous scrap industry to anticipate price movements.

    RESTRUCTURING CHARGES. The Company continuously evaluates the productivity and profitability of individual operating locations and the existing asset base to identify opportunities to improve its cost structure. Future opportunities may involve, among other things, adding or closing locations, re-deploying or disposing of assets, or otherwise restructuring operations. Costs associated with closures, severances, and asset impairments are estimated and are recorded in accordance with applicable accounting requirements. Actual costs incurred and timing could vary based upon many factors outside the Company's control, including environmental and local governmental requirements.

    INSURANCE LIABILITIES. Insurance accruals were $47.8 million at June 30, 2002. The Company retains liability for workers' compensation claims, auto, and general liability, where permitted, for up to $1 million for any single occurrence and for property claims up to $2 million. The Company purchased insurance to limit the Company's aggregate exposure through October 1, 2002 to losses of $1.5 million for auto and general liability, $5 million for environmental liability and $14 million for workers' compensation claims. Insurance claims liabilities have been accrued using actuarial principles and industry standard rates on an undiscounted basis. Third party administrators estimate the ultimate potential cost for individual claims. Actual development of individual claims could vary from the estimated amounts due to severity of injuries, the potential for damage awards, and future changes in medical costs.


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

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", which will be effective for the Company beginning January 1, 2003. Statement 145 rescinds FASB Statement No. 4, 44, 64 and amends SFAS No. 13, "Accounting for Leases", to provide guidance for income statement classification and gains and losses on extinguishment of debt and eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The adoption of Statement 145 is not expected to have a material effect on the Company's consolidated financial statements.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". Statement 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS No. 146 is effective for the Company in January 2003. The Company is evaluating the impact of SFAS No. 146.

PART I -- FINANCIAL INFORMATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to financial risk resulting from volatility in foreign exchange rates, interest rates and commodity prices. The Company seeks to minimize these risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company did not enter into any derivative contracts in 2002 or 2001.

FOREIGN CURRENCY RATE RISK

The revenue and expenses of the Company's Canadian and European subsidiaries are generally denominated using the local currency. The functional currency of these subsidiaries is the local currency and, therefore, foreign currency translation adjustments made on consolidation are reflected as a component of stockholders' deficit as stated in the Company's accounting policies. Changes in the foreign exchange rates compared to the United States dollar can have an effect on the Company's revenue and profitability. The sensitivity of the earnings (loss) from continuing operations before tax to the changing foreign currency rates based on the operating results from foreign subsidiaries for the three and six months ended June 30, 2002 is estimated to be immaterial.

INTEREST RATE RISK

Substantially all of the Company's long-term debt at June 30, 2002, bears interest at a fixed rate. Borrowings under the revolving operating facility totaled $28.7 million at June 30, 2002, and bear interest at a floating rate - See Note 7(c) to the Consolidated Financial Statements.

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

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Other than as reported in the Company's Form 10-K under the caption "Legal Proceedings," the Company is not currently a party to any material pending legal proceedings, other than routine matters incidental to the business, and no material developments have occurred in any proceedings described in such Form 10-K except as described in Note 17 to the Consolidated Financial Statements.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

On April 12, 2002, in connection with the mezzanine financing, the Company issued 3,638,466 shares of common stock to entities affiliated with Carl C. Icahn and Stephen Feinberg, upon payment in cash of the par value of $0.01 per share. Such shares were placed in reliance on Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

Certain material events have occurred since June 30, 2002, of which investors should be aware in considering the information contained in this Form 10-Q.

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

NASDAQ HEARING

On April 16, 2002, the Company was notified by the staff of the Nasdaq Stock Market, Inc. that it had failed to satisfy the net tangible assets/shareholders' equity requirements under the applicable Nasdaq Marketplace Rules. On May 7, 2002, the Company requested a hearing with the Nasdaq Listing Qualifications Panel (the "Panel") to review the staff's position, which stayed the delisting. On May 13, 2002, the Company filed its Form 10-Q for the quarter ended March 31, 2002, which included a statement indicating that the filing had not been reviewed by the Company's independent auditors because those auditors had resigned (not as a result of a dispute with management) and were being replaced. On May 14, 2002, the Company was notified by the Panel that, based upon the lack of an independent auditor review of that Form 10-Q filing, the Company was considered delinquent under the Nasdaq Marketplace Rule requiring timely filing of periodic reports. On May 30, 2002, the Company was notified that the closing bid price of its common stock had been below $1.00 per share for 30 consecutive trading days.

On June 13, 2002, the Panel conducted the requested hearing at which the Company presented its positions as to why the delisting of the Company's securities was unwarranted. By letter dated July 9, 2002, the Panel notified the Company that it had determined to delist the Company's securities from the Nasdaq Stock Market effective with the opening of business on July 10, 2002. As grounds for its decision, the Panel cited the Company's failure to file a Form 10-Q for the quarter ended March 31, 2002, that had been reviewed by its independent auditors and the Company's failure to satisfy the net tangible assets/shareholders' equity requirements under the Nasdaq Marketplace Rules.

The Company intends to pursue eligibility for its common stock to trade on the Nasdaq OTC Bulletin Board. The Company's common stock continues to trade on the Toronto Stock Exchange.

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

10.23       Employment Agreement with Michael W. Ramirez.

10.24 Amendment Number Eight, dated June 2002, to Loan Agreement between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and Administrative Agent.

10.25 Collateral Agency and Intercreditor Agreement, dated as of March 31, 2000, among the registrant, Foothill Capital Corporation, acting as Collateral Agents and Revolver Agent, and Canadian Imperial Bank of Commerce, acting as Secured PIK/Term Agent.

10.26 Amendment Number One to the Collateral Agency and Intercreditor Agreement, dated as of April 12, 2002 among the registrant, Foothill Capital Corporation, acting as Collateral Agents and Revolver Agent, and Canadian Imperial Bank of Commerce, acting as Secured PIK/Term Agent.

99.1        Certification Pursuant to 18 U.S.C. Section 1350.

99.2        Certification Pursuant to 18 U.S.C. Section 1350.

            (b)         Current Reports on Form 8-K.

            The Company filed a Current Report on Form 8-K dated April 18, 2002 announcing the resignation of PricewaterhouseCoopers LLP as its independent certifying accountant.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2002


                               PHILIP SERVICES CORPORATION


                               By: /S/ ROBERT L. KNAUSS
                                   ---------------------------------------------
                                       Robert L. Knauss
                                       Chairman of the Board
                                       (Principal Executive Officer)


                               By: /S/  MICHAEL W. RAMIREZ
                                   ---------------------------------------------
                                        Michael W. Ramirez
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)

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

10.23       Employment Agreement with Michael W. Ramirez.

10.24 Amendment Number Eight, dated June 2002, to Loan Agreement between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and Administrative Agent.

10.25 Collateral Agency and Intercreditor Agreement, dated as of March 31, 2000, among the registrant, Foothill Capital Corporation, acting as Collateral Agents and Revolver Agent, and Canadian Imperial Bank of Commerce, acting as Secured PIK/Term Agent.

10.26 Amendment Number One to the Collateral Agency and Intercreditor Agreement, dated as of April 12, 2002 among the registrant, Foothill Capital Corporation, acting as Collateral Agents and Revolver Agent, and Canadian Imperial Bank of Commerce, acting as Secured PIK/Term Agent.

99.1        Certification Pursuant to 18 U.S.C. Section 1350.

99.2        Certification Pursuant to 18 U.S.C. Section 1350.