Form 10-Q
period 2002-09-30
PHILIP SERVICES CORP/DE
filed 2002-11-12
CIK 1095701

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
Commission file number 0-30417

PHILIP SERVICES CORPORATION
(Exact Name of Registrant as Specified in its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	98-0131394 (I.R.S. Employer Identification Number)

5151 SAN FELIPE, HOUSTON TEXAS (Address of Principal Executive Offices)	77056 (Zip Code)

(713) 623-8777
(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐. No ☒.

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐. No ☒.

     The number of shares of common stock of the Registrant outstanding at November 8, 2002 was 27,881,569.

REPORT INDEX
TO FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this document, the words “anticipate,” “believe,” “estimate,” “expect”, “indicate” and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Many factors could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements, including, among others, risks discussed from time to time in the Company’s filings with the Securities and Exchange Commission and other regulatory authorities. Should one or more of these risks or uncertainties materialize, or should assumptions underlying the forward-looking statements prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. The Company does not assume any obligation to update these forward-looking statements.

PHILIP SERVICES CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	SEPTEMBER 30,	DECEMBER 31,
	2002	2001

	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$19,546	$9,201
Accounts receivable (net of allowance for doubtful accounts of $20,025 and $36,784, respectively)	210,103	233,494
Inventory for resale	36,975	33,038
Other current assets	59,429	50,281

Total current assets	326,053	326,014
Property, plant and equipment	235,814	255,652
Other assets	55,656	57,737

Total assets	$617,523	$639,403

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$97,265	$102,714
Accrued liabilities	107,933	115,574
Current borrowings on operating facility	21,099	12,129
Current maturities of long-term debt	2,692	2,692

Total current liabilities	228,989	233,109
Long-term debt	350,780	339,392
Deferred income taxes	6,951	7,882
Other liabilities	64,279	70,051
Contingencies (Note 17)
Stockholders’ deficit	(33,476)	(11,031)

Total liabilities and stockholders’ deficit	$617,523	$639,403

The accompanying notes are an integral part
of these consolidated financial statements.

PHILIP SERVICES CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	THREE MONTHS	THREE MONTHS
	ENDED SEPTEMBER 30,	ENDED SEPTEMBER 30,
	2002	2001

Revenue	$331,416	$345,274
Operating expenses	289,007	305,318
Special charges (Note 10)	1,269	1,166
Selling, general and administrative costs	31,922	36,116
Depreciation and amortization	10,432	10,524

Loss from operations	(1,214)	(7,850)
Interest expense	14,158	9,832
Other (income) expense, net	(2,546)	963

Loss before provision for income taxes	(12,827)	(18,645)
Provision for income taxes	633	206

Loss from continuing operations	(13,460)	(18,851)
Income from discontinued operations (net of taxes)	—	176

Net loss	$(13,460)	$(18,675)

Basic and diluted loss per common share
Continuing operations	$(0.48)	$(0.78)
Discontinued operations	—	—

Net loss	$(0.48)	$(0.78)

Basic and diluted common shares outstanding	27,866	24,069

The accompanying notes are an integral part
of these consolidated financial statements.

PHILIP SERVICES CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	NINE MONTHS	NINE MONTHS
	ENDED SEPTEMBER 30,	ENDED SEPTEMBER 30,
	2002	2001

Revenue	$1,043,999	$1,144,696
Operating expenses	892,694	993,897
Special charges (Note 10)	8,683	7,313
Selling, general and administrative costs	97,901	114,253
Depreciation and amortization	31,201	32,605

Income (loss) from operations	13,520	(3,372)
Interest expense	37,531	28,890
Other income, net	(1,158)	(5,922)

Loss before provision for income taxes	(22,853)	(26,340)
Provision for income taxes	1,555	1,551

Loss from continuing operations	(24,408)	(27,891)
Income (loss) from discontinued operations (net of taxes)	(4,051)	572

Net loss	$(28,459)	$(27,319)

Basic and diluted income (loss) per common share
Continuing operations	$(0.92)	$(1.16)
Discontinued operations	(0.15)	0.02

Net loss	$(1.07)	$(1.14)

Basic and diluted common shares outstanding	26,537	24,055

The accompanying notes are an integral part
of these consolidated financial statements.

PHILIP SERVICES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	NINE MONTHS	NINE MONTHS
	ENDED SEPTEMBER 30,	ENDED SEPTEMBER 30,
	2002	2001

CASH FLOW FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(24,408)	$(27,891)
Items included in loss not affecting cash
Depreciation and amortization	31,201	32,605
Accrued but unpaid interest	13,070	11,502
Deferred income taxes	(931)	449
Gain on sale of assets	(1,827)	(4,504)
Other, net	5	(1,321)

Cash flow before changes in assets and liabilities	17,110	10,840
Changes in assets and liabilities	(1,035)	(39,084)

Cash provided by (used in) continuing operations	16,075	(28,244)
Cash provided by (used in) discontinued operations	(2,751)	572

Cash provided by (used in) operating activities	13,324	(27,672)

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from sales of operations	8,461	10,991
Purchase of property, plant and equipment	(18,729)	(36,203)
Other investing activities	—	(687)

Cash used in investing activities	(10,268)	(25,899)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from short-term and long-term debt	9,658	65,360
Principal payments on short-term and long-term debt	(2,369)	(50,536)

Cash provided by financing activities	7,289	14,824

Net change in cash for the period	10,345	(38,747)
Cash and cash equivalents, beginning of period	9,201	38,747

Cash and cash equivalents, end of period	$19,546	$—

The accompanying notes are an integral part
of these consolidated financial statements.

PHILIP SERVICES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)	BASIS OF PRESENTATION

These Consolidated Financial Statements contain information relating to Philip Services Corporation (“PSC”), a Delaware corporation, and its subsidiaries (collectively, the “Company”), which has been prepared by management.

The Consolidated Financial Statements herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). As applicable under such regulations, certain information and footnote disclosures normally included in complete annual financial statements have been condensed or omitted. The Company believes that the presentation and disclosures herein are adequate to make the information not misleading, in any material respect, and the financial statements reflect all elimination entries and normal adjustments that are necessary for a fair statement of the results for the three and nine-months ended September 30, 2002 and September 30, 2001, respectively. Other than the adoption of Financial Accounting Standards Board Statement No. 144 discussed in Note 18, there have been no significant changes in the accounting policies of the Company during the periods presented. For a description of these policies, see Note 2 of the Notes to the Company’s Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2001.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements. These estimates and assumptions will also affect the reported amount of certain revenues and expenses during the reporting period. Actual results could differ materially based on any changes in estimates and assumptions that the Company uses in the preparation of its financial statements.

The Company is an industrial services and metals services company that provides industrial outsourcing, environmental services and metals services to major industry sectors throughout North America.

CREDIT FACILITIES

The Company has two credit facilities, a $335.8 million term facility with a syndicate of lenders (“credit facility”) and a $195.0 million revolving credit agreement (“revolving operating facility”). Under the credit facility and revolving operating facility (“facilities”), more fully described in Note 7, the Company is required to meet certain financial covenants. During 2001, the Company was negatively impacted by the general slowdown in the economy, poor conditions in the steel industry, the bankruptcy of major customers, and the events of September 11, among other matters. The Company was unable to meet its EBITDA and interest coverage covenants and as a result sought relief in March 2001, May 2001, November 2001, and April 2002.

Specifically, on April 12, 2002, the revolving operating facility was amended to provide additional financing for the duration of the facility (the “mezzanine financing”). See “Credit Facilities” and Note 9 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

At September 30, 2002, the Company was in compliance with the amended covenants under the facilities. Although the Company intends to replace the revolving operating facility prior to its maturity on April 8, 2003, the success of such efforts is uncertain and is material to the future operations of the Company. A revolving operating facility is essential to provide funding for the Company’s operating activities and to support classification of the Company’s term debt.

RECLASSIFICATION

Certain reclassifications of prior periods’ data have been made to conform with the current period reporting.

(2)	ACCOUNTS RECEIVABLE (in thousands)

	SEPTEMBER 30,	DECEMBER 31,
	2002	2001

Billed trade receivables	$195,584	$217,069
Accrued revenue not yet billed	34,544	53,209

Total accounts receivable	230,128	270,278
Allowance for doubtful accounts	(20,025)	(36,784)

Net accounts receivable	$210,103	$233,494

(3)	OTHER CURRENT ASSETS (in thousands)

	SEPTEMBER 30,	DECEMBER 31,
	2002	2001

Costs in excess of billings	$12,783	$14,939
Non-trade receivables (a)	21,933	15,405
Consumable supplies	9,477	10,616
Other	15,236	9,321

	$59,429	$50,281

(a)	Non-trade receivables include a $10,112 remaining principal balance of a $19,812 note receivable from a third-party insurance company recorded in June 2002, related to a settlement agreement entered into by the Company and the third-party insurance company in relation to certain environmental sites involving the Company.

(4)	PROPERTY, PLANT AND EQUIPMENT (in thousands)

	SEPTEMBER 30, 2002			DECEMBER 31, 2001

		ACCUMULATED	NET BOOK		ACCUMULATED	NET BOOK
	COST	DEPRECIATION	VALUE	COST	DEPRECIATION	VALUE

Land	$36,153	$—	$36,153	$37,595	$—	$37,595
Landfill sites	11,828	4,184	7,644	11,426	2,774	8,651
Buildings	63,641	13,778	49,863	68,170	9,825	58,345
Equipment	213,446	79,738	133,708	203,860	59,905	143,956
Assets under development	8,446	—	8,446	7,105	—	7,105

	$335,514	$97,700	$235,814	$328,156	$72,504	$255,652

(5)	OTHER ASSETS (in thousands)

	SEPTEMBER 30,	DECEMBER 31,
	2002	2001

Restricted investments (a)	$40,210	$40,513
Other	15,446	17,224

	$55,656	$57,737

(a)	Restricted investments are controlled by the Company’s wholly owned insurance subsidiary, and, as of September 30, 2002, approximately $38,114 (December 31, 2001 — $38,390) had been pledged as security for the Company’s insurance liabilities. The restricted investments are held primarily in United States and foreign government and commercial debt instruments rated AA or better by Moody’s and Standard & Poor’s.

(6)	ACCRUED LIABILITIES (in thousands)

Accrued liabilities consist of the following:

	SEPTEMBER 30,	DECEMBER 31,
	2002	2001

Insurance claims outstanding (a)	$47,931	$50,476
Accrued employee compensation and benefit costs	16,750	15,665
Accrued purchases	3,935	6,404
Accrued closure costs (b)	8,726	6,155
Billings in excess of costs	3,505	7,209
Accrued waste material disposal costs	3,171	3,942
Accrued environmental costs	4,602	4,582
Accrued other	18,916	20,707
Income taxes payable	397	434

	$107,933	$115,574

(a)	The Company determines its insurance claims liability using actuarial principles on an undiscounted basis. The Company retains liability for (i) workers’ compensation claims of up to $1,000 for any one occurrence; (ii) auto and general liability claims of up to $1,000 for any one occurrence; and (iii) certain property claims up to $2,000 for any one occurrence. To the extent that any insurance carrier is unable to meet its obligations under existing insurance policies, the Company could be liable for the defaulted amount. From time to time, other retention amounts apply because claims arise under policies of subsidiary, acquired or predecessor companies.

(b)	Accrued closure costs related to severance, lease and other restructuring costs are as follows:

	BALANCE AT				BALANCE AT
	DECEMBER 31,				SEPTEMBER 30,
	2001	ADDITIONS	ADJUSTMENTS	SPENDING	2002

Severance	$910	$2,552	$(135)	$(1,389)	$1,938
Other exit costs	5,245	3,686	60	(2,203)	6,788

	$6,155	$6,238	$(75)	$(3,592)	$8,726

          Additions and adjustments have been recorded as special charges in the Consolidated Statements of Earnings (see Note 10).

(7)	LONG-TERM DEBT (in thousands, except share and per share amounts)

	SEPTEMBER 30,	DECEMBER 31,
	2002	2001

Credit facility
Term debt (a)	$170,905	$170,905
Convertible payment-in-kind debt (a)	128,225	118,997
Unsecured payment-in-kind notes (b)	47,350	43,508
Revolving operating facility (c)	21,099	12,129
Loans collateralized by certain assets having a net book value of $7,338 bearing interest at a weighted average fixed rate of 8.2% (2001-6.1%) maturing at various dates up to 2020	3,931	4,332
Loans collateralized by certain assets having a net book value of $3,208 bearing interest at prime plus a weighted average floating rate of 2% (2001-1.6%) maturing at various dates up to 2004	1,598	2,038
Obligations under capital leases on equipment bearing interest at rates varying from 1% to 22% maturing at various dates to 2007	1,463	2,304

	374,571	354,213
Less current maturities of long-term debt	2,692	2,692
Less current borrowings on revolving operating facility	21,099	12,129

	$350,780	$339,392

(a)	Term Debt and Convertible Payment-In-Kind Debt

As of March 31, 2000, the Company entered into a $335,825 term credit facility. Concurrently, the Company entered into the revolving operating facility. See Note 7(c). The credit facility provides term debt of $235,825 (“term debt”) and $100,000 in convertible payment-in-kind debt (“PIK debt”). The credit facility matures on March 31, 2005, and bears interest at a fixed rate of 9% for the term debt and 10% for the PIK debt. Interest payments on the term debt are due quarterly in arrears, up to a maximum of $20,000 in the first year, and on the PIK debt, interest is payable in full on March 31, 2005. The term debt or any part thereof and/or all of the PIK debt may be prepaid and redeemed by the Company at any time during the agreement once the revolving operating facility has been terminated. The Company must pay a redemption premium of between 1% and 3% on the amount of the term debt being redeemed and between 8.33% and 16.66% on the amount of the PIK debt being redeemed excluding mandatory prepayments. The PIK debt is convertible by the lenders at any time into shares of common stock of PSC at an initial conversion price of $11.72 per share, which was in excess of the fair market value of PSC on a per share basis determined based upon an enterprise valuation. The carrying value of the term debt was $170,905 as at September 30, 2002.

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

The Company was also required yearly for the first two years and quarterly thereafter, to repay the term debt first and then the PIK debt in an amount equal to 75% of the cash flow available for debt service. Through September 30, 2002, no repayments have been required under this provision.

The credit facility and the revolving operating facility (“facilities”) are guaranteed jointly and severally by PSC and substantially all of its direct and indirect wholly owned subsidiaries and are collateralized by security interests in the assets of PSC and substantially all of its direct and indirect wholly owned subsidiaries and a pledge of securities of substantially all of its direct and indirect wholly owned subsidiaries.

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

On April 7, 2000, the Company issued an aggregate amount of $48,000 of unsecured payment-in-kind notes (“unsecured notes”). The unsecured notes mature on April 15, 2010 and bear interest at a fixed rate of 6%. The interest is payable semi-annually on April 15 and October 15, and can be paid up to April 15, 2005, in cash or additional unsecured notes, at the option of the Company. The Company had issued an additional $6,024 of unsecured notes as of September 30, 2002, in payment of interest. If a change in control occurs, the Company is required to make an offer to purchase an amount of unsecured notes equal to the present value of the remaining scheduled payments of principal and interest, discounted at 16%, plus accrued interest thereon. The unsecured notes will bear interest at a rate of 12% from the date of a change in control until such time as the unsecured notes are redeemed. The unsecured notes provide for annual mandatory sinking fund payments equal to 20% of the aggregate principal amount of the outstanding unsecured notes at April 15, 2005, plus all accrued and unpaid interest thereon, commencing April 15, 2006. At September 30, 2002, the unsecured notes were recorded at $41,493 (December 31, 2001 — $38,129).

On April 7, 2000, the Company issued an aggregate amount of $18,000 of unsecured convertible payment-in-kind notes (“unsecured convertible notes”). The unsecured convertible notes mature on April 15, 2020, and bear interest at a fixed rate of 3% starting April 15, 2003. The interest is payable semi-annually on April 15 and October 15. The unsecured convertible notes may be converted at any time into shares of common stock of PSC at an initial conversion price of $30 per share. If a change in control occurs, the Company is required to make an offer to purchase an amount of unsecured convertible notes equal to between 72% and 100% of the principal amount of unsecured convertible notes outstanding, plus accrued interest thereon. The unsecured convertible notes will bear interest at a rate of 12% from the date of a change in control until such time as the unsecured convertible notes are redeemed. As of September 30, 2002, unsecured convertible notes with a face value of $695 had been converted into 23,174 shares of common stock pursuant to the terms of the indenture covering the unsecured convertible notes. At September 30, 2002, the unsecured convertible notes were recorded at $5,857 (December 31, 2001 — $5,379).

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

Borrowings under the revolving operating facility bear interest at a rate equal to the base rate (which is based on the Wells Fargo Bank “prime rate”) plus 1% on Tranche A advances, 3% on Tranche B-Prime advances, and the greater of 11.5% or the base rate plus 5% on Tranche Sub-B advances or at the option of the Company on Tranche A advances at a rate equal to the LIBOR rate plus 3%. A letter of credit issuance fee of .25% plus an annual fee of 2.75% is charged on the amount of all outstanding letters of credit issued under Tranche A. Letters of credit issued under Trance Sub-B bear an annual fee of 10.075%.

The Company is required to pay an annual service/agency fee equal to $900 and a monthly loan servicing fee equal to $20 for Tranches A and B-Prime. The Tranche Sub-B Agency fee is $10 paid monthly. In addition, the Company is required to pay monthly an unused line of credit fee equal to 0.375%, 0.75%, and 2.0% per annum on the average unused portion of Tranche A, Tranche B-Prime, and Tranche Sub-B, respectively, under the revolving operating facility. At September 30, 2002, the Company’s borrowing base formula limited the availability of the revolving operating facility to $138,931. The Company had undrawn capacity under the revolving operating facility of $27,734, net of borrowings of $21,099 and outstanding letters of credit of $90,098.

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

Under the facilities, as amended, the Company is required to meet certain financial covenants. See “Credit Facilities” and Note

9 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

At September 30, 2002, the Company was in compliance with the amended covenants under the facilities. Although the Company intends to replace the revolving operating facility prior to its maturity on April 8, 2003, the success of such efforts is uncertain and is material to the future operations of the Company. A revolving operating facility is essential to provide funding for the Company’s operating activities and to support classification of the Company’s term debt.

(d)	The various components of long-term debt described in Note 7 (a) and (b) (the “Company’s Public Debt Instruments”) are financial instruments. The Company’s Public Debt Instruments were discounted from face value to their fair market value on March 31, 2000. As of December 31, 2000, the carrying value at that time approximated fair market value. During 2001 and 2002, there have been changes in market interest rates, a general decline in the availability of credit, and disappointing financial performance by the Company. It is likely that these factors have caused the fair market value of the Company’s Public Debt Instruments to be materially less than the current carrying value. There is no public market in the Company’s Public Debt Instruments, and, therefore, the Company is unable to determine their fair market value.

(8)	OTHER LIABILITIES (in thousands)

	SEPTEMBER 30,	DECEMBER 31,
	2002	2001

Accrued environmental costs	$63,515	$67,821
Other	764	2,230

	$64,279	$70,051

(9)	STATEMENT OF CASH FLOWS (in thousands)

CHANGES IN ASSETS AND LIABILITIES

	FOR THE NINE	FOR THE NINE
	MONTHS ENDED	MONTHS ENDED
	SEPTEMBER 30, 2002	SEPTEMBER 30, 2001

Accounts receivable	$23,391	$(23,841)
Inventory for resale	(3,937)	(976)
Other assets	(3,319)	8,753
Accounts payable, accrued liabilities, and other liabilities	(17,029)	(23,313)
Income taxes payable	(141)	293

	$(1,035)	$(39,084)

SUPPLEMENTAL CASH FLOW INFORMATION

The supplemental cash flow disclosures and non-cash transactions for the nine-months ended September 30, 2002 and 2001 are as follows:

	FOR THE NINE	FOR THE NINE
	MONTHS ENDED	MONTHS ENDED
	SEPTEMBER 30, 2002	SEPTEMBER 30, 2001

Supplemental Disclosures:
Interest paid	$25,527	$13,668
Income taxes paid	943	2,177
Debt incurred on the purchase of property and equipment	—	1,489
Conversion of unsecured payment-in-kind notes	—	200
Deferred stock compensation costs	118	107

(10)	SPECIAL CHARGES (in thousands)

2002

The special charges are composed of the following:

	FOR THE THREE	FOR THE NINE
	MONTHS ENDED	MONTHS ENDED
	SEPTEMBER 30, 2002	SEPTEMBER 30, 2002

Business units, locations or activities to be exited:
Severance costs	$(112)	$2,421
Other exiting costs	805	3,678
Business units, locations or activities to be continued:
Process re-engineering costs	576	2,584

	$1,269	$8,683

Asset impairments and other costs recorded as special charges

During 2002, the Company decided to close the corporate headquarters in Rosemont, Illinois and relocate the corporate governance functions to the shared service operations in Houston. Included in the special charges for the nine-month period is $6,099 in cash costs for severance and other exit costs to be incurred at these locations. Approximately 13 employees are expected to be terminated as a result of these restructurings, of which 11 had been terminated at September 30, 2002.

Process re-engineering costs

During 2000, the Company embarked on an initiative, the PSC Way, to standardize business processes to allow it to operate more efficiently and share information and best practices. This initiative includes defining common business processes related to transactional functions as well as client relationships and includes establishing a common management systems platform. The total cash costs for the PSC Way initiative in the three and nine-months ended September 30, 2002, were $1,160 and $4,659 respectively, of which $584 and $2,075 were capitalized to fixed assets and $576 and $2,584 were included in special charges as process re-engineering costs.

2001

The special charges are composed of the following:

	FOR THE THREE	FOR THE NINE
	MONTHS ENDED	MONTHS ENDED
	SEPTEMBER 30, 2001	SEPTEMBER 30, 2001

Business units, locations or activities to be exited:
Severance costs	$(277)	$32
Other exiting costs	794	1,283
Business units, locations or activities to be continued:
Process re-engineering costs	649	5,998

	$1,166	$7,313

Asset impairments and other costs recorded as special charges

During 2001, the Company made the decision in the second quarter of 2001 to close and consolidate a location in its Environmental Services Group. Included in special charges for the nine-month period is $1,315 of costs for severance and other exit costs.

Process re-engineering costs

The total cash costs for the PSC Way initiative in the three and nine-months ended September 30, 2001, were $2,531 and $10,268 respectively, of which $1,882 and $4,270 were capitalized to fixed assets and $649 and $5,998 were included in special charges as process re-engineering costs.

(11)	STOCKHOLDERS’ DEFICIT (in thousands except share and per share amounts)

	SEPTEMBER 30,	DECEMBER 31,
	2002	2001

Share capital	$122,785	$118,920
Retained deficit	(152,103)	(123,644)
Cumulative foreign currency translation loss	(4,158)	(6,307)

	$(33,476)	$(11,031)

The outstanding capital of PSC comprised 27,851,129 shares of common stock at September 30, 2002.

On May 9, 2001, the Company reserved 1,000,000 shares of common stock for issuance under its 2001 Officers’ Stock-Based Bonus Plan (“Stock Plan”). Under the Stock Plan, awards of restricted common stock, options to purchase shares of common stock, stock appreciation rights and/or phantom stock rights may be granted. Participation in the Stock Plan is limited to officers of the Company and its subsidiaries. Generally the awards vest evenly over a four-year period from the date of grant. As of September 30, 2002, 232,609 shares of restricted stock had been granted. Officers of the Company who departed prior to or in connection with the March 2002 restructuring of the corporate office forfeited the 167,610 unvested shares of restricted stock granted to them under the Stock Plan.

On May 9, 2001, the Company also reserved 200,000 shares of common stock for issuance under its 2001 Non-Employee Directors Restricted Stock Plan (“Directors Stock Plan”). Under the Directors Stock Plan, shares of restricted common stock with a market value of twenty-five hundred dollars will be granted on the first business day of each fiscal quarter during the term of the Directors Stock Plan to each non-employee director. One-quarter of the shares granted as of each grant date will vest on each of the first four anniversaries of such grant date except with respect to the initial grant of shares. As of September 30, 2002, 82,544 shares of restricted stock had been granted under the Directors Stock Plan.

(12)	EARNINGS PER COMMON SHARE (in thousands)

	FOR THE NINE	FOR THE NINE
	MONTHS ENDED	MONTHS ENDED
	SEPTEMBER 30, 2002	SEPTEMBER 30, 2001

Net loss for the period— basic and diluted	$(28,459)	$(27,319)

Number of shares of common stock outstanding	27,851	24,319
Effect of using weighted average shares of common stock outstanding	(1,214)	(15)
Restricted shares issued — unvested	(100)	(249)

Basic and diluted weighted average number of shares of common stock outstanding	26,537	24,055

(13)	COMPREHENSIVE LOSS (in thousands)

	FOR THE NINE	FOR THE NINE
	MONTHS ENDED	MONTHS ENDED
	SEPTEMBER 30, 2002	SEPTEMBER 30, 2001

Net loss for the period	$(28,459)	$(27,319)
Other comprehensive income (loss), net of taxes:
Translation adjustments	2,149	(3,624)

Comprehensive loss	$(26,310)	$(30,943)

(14)	RELATED PARTIES (in thousands)

The Company’s two largest stockholders, Carl C. Icahn and Stephen Feinberg, were involved in providing the Company’s mezzanine financing. See “Credit Facilities,” and Note 9 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, and Notes 1 and 7 herein. These stockholders also participate through entities they control in the revolving operating facility described in Note 7(c) and share interest and fees paid on that facility. Additionally, they are participants in the Company’s PIK and term debt facilities described in Note 7(a). Mr. Icahn controls approximately $179,092 of the Company’s debt that for the nine-months ended September 30, 2002, was associated with approximately $13,752 in interest expense and fees. Mr. Feinberg controls approximately $97,903 of the Company’s debt that for the nine-months ended September 30, 2002 was associated with approximately $6,674 in interest expense and fees. In addition, entities controlled by these stockholders received shares of common stock in connection with the mezzanine financing.

(15)	DISCONTINUED OPERATIONS (in thousands)

For the three-months ended September 30, 2002 and 2001, the Company recognized before-tax income on discontinued operations of $0 and $176, respectively.

For the nine-months ended September 30, 2002 and 2001, the Company recognized before-tax income (loss) on discontinued operations of $(5,669) and $572, respectively. The before-tax income (loss) on discontinued operations comprises the following:

•	The impairment of assets ultimately sold related to the Company’s Demolition and Decommissioning (“D&D”) business resulted in a loss for the nine-months ended September 30, 2002 of $2,804, in addition to operating losses posted of $4,109. The D&D business had operating loss of $99 in the nine-months ended September 30, 2001.

•	The sale of certain assets during the nine-months ended September 30, 2002, with a net book value of $2,930 generated a gain of $2,341. These assets generated operating income of $203 and $671 in the nine-months ended September 30, 2002 and 2001, respectively.

•	A charge of $1,300 for the impairment of assets held for sale in the nine-months ended September 30, 2002. The net book value of the assets was $1,970 after impairment.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Revenue	$—	$4,590	$3,571	$14,286
Income (loss) before income taxes	—	176	(5,669)	572
Income taxes (benefit)	—	—	(1,618)	—

Net income (loss)	$—	$176	$(4,051)	$572

(16)	SEGMENT INFORMATION (in thousands)

The Company’s business operations are organized into the following three segments:

•	Industrial Outsourcing Group, which includes the operations that perform industrial cleaning and maintenance, refractory, catalyst and mechanical services, piping and fabrication, turnaround and outage services, electrical contracting and instrumentation, decommissioning and remediation services.

•	Environmental Services Group, which includes commercial and industrial by-product collection, recycling, processing and disposal, engineered fuel blending, solvent distillation, laboratory, analytical services, container and tank cleaning services, on-site services, lab packing, household hazardous waste services and emergency response services.

•	Metals Services Group, whose primary operations include ferrous and non-ferrous scrap collection and processing, brokerage and transportation and on-site mill services as well as end-processing and distribution of steel products.

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

				SHARED
	INDUSTRIAL	ENVIRONMENTAL	METALS	SERVICES &
	OUTSOURCING	SERVICES	SERVICES	ELIMINATIONS	TOTAL

Revenue	$439,797	$208,199	$396,002	$—	$1,043,999
Income (loss) from operations	418	22,226	8,223	(17,347)	13,520
Income (loss) from operations before special charges	377	22,723	9,035	(9,932)	22,203
Total assets	167,060	179,367	181,687	89,409	617,523
Depreciation and amortization	11,699	10,776	6,518	2,208	31,201
Capital expenditures	4,447	7,839	2,973	3,470	18,729
Equity investments	—	—	254	250	504

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

				SHARED
	INDUSTRIAL	ENVIRONMENTAL	METALS	SERVICES &
	OUTSOURCING	SERVICES	SERVICES	ELIMINATIONS	TOTAL

Revenue	$529,431	$210,645	$404,620	$—	$1,144,696
Income (loss) from operations	6,093	8,592	(7,325)	(10,732)	(3,372)
Income (loss) from operations before special charges	6,069	9,744	(7,325)	(4,547)	3,941
Total assets	226,142	172,168	219,136	68,674	686,120
Depreciation and amortization	13,796	9,391	6,631	2,787	32,605
Capital expenditures	14,905	11,341	6,428	3,529	36,203
Equity investments	—	—	1,073	1,470	2,543

The geographical segmentation of the Company’s businesses is as follows:

	FOR THE NINE MONTHS		FOR THE NINE MONTHS
	ENDED SEPTEMBER 30,		ENDED SEPTEMBER 30,
	2002		2001

		LONG-LIVED		LONG-LIVED
	REVENUE	ASSETS	REVENUE	ASSETS

United States	$925,907	$209,268	$1,007,995	$220,664
Canada	118,092	42,990	129,079	56,327
Other	—	39,212	7,622	44,513

	$1,043,999	$291,470	$1,144,696	$321,503

(17)	CONTINGENCIES (in thousands)

(a)	The Company (together with the industries in which it operates) is subject to federal, state, local and foreign (particularly Canadian) environmental laws and regulations concerning discharges to the air, soil, surface and subsurface waters and the generation, handling, storage, transportation, treatment and disposal of waste materials and hazardous substances. The Company and the industries in which it operates are also subject to other federal, state, local and foreign (particularly Canadian) laws and regulations including those that require the Company to remove or mitigate the effects of the disposal or release of certain materials at various sites.

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

Certain of the Company’s facilities are environmentally impaired in part as a result of operating practices at the sites prior to their acquisition by the Company. The Company has established procedures to periodically evaluate these sites, giving consideration to the nature and extent of the contamination. The Company has provided for the remediation of these sites based upon management’s judgment and prior experience. The Company has estimated the liability to remediate these sites to be $55,130 (December 31, 2001 — $55,899).

Certain subsidiaries of the Company have been named as potentially responsible or liable parties under U.S. federal and state superfund laws in connection with various sites. It is alleged that the Company and its subsidiaries or their predecessors transported waste to the sites, disposed of waste at the sites, or operated the sites in question. The Company has reviewed the nature and extent of the allegations, the number, connection and financial ability of other named and unnamed potentially responsible parties and the nature and estimated cost of the likely remedy. Based on its review, the Company has accrued its estimate of its liability to remediate these sites at $12,987 (December 31, 2001 — $16,504). If it is determined that more expensive remediation approaches may be required in the future, the Company could incur additional obligations, which could be material.

The liabilities discussed above are disclosed in the Consolidated Balance Sheets as follows:

	SEPTEMBER 30,	DECEMBER 31,
	2002	2001

Accrued liabilities	$4,602	$4,582
Other liabilities	63,515	67,821

	$68,117	$72,403

Estimates of the Company’s liability for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions and are inherently difficult, and the ultimate outcome may differ from current estimates. As additional information becomes available, estimates are adjusted. It is possible that technological, regulatory or enforcement developments, the results of environmental studies or other factors could alter estimates and necessitate the recording of additional liabilities, which could be material. Moreover, because PSC has disposed of waste materials at numerous third-party disposal facilities, it is possible that PSC will be identified as a potentially responsible party at additional sites. The impact of such future events cannot be estimated at the current time.

(b)	Other than as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, under the caption “Legal Proceedings,” the Company is not currently a party to any material pending legal proceedings, other than routine matters incidental to the business, and no material developments have occurred in any proceedings described in such Form 10-K except as described below or in the Forms 10-Q for the first and second quarters of 2002.

i)	On September 13, 1999, a lawsuit was filed in state court in Ohio (Ashtabula County), alleging injury to 130 named plaintiffs resulting from evacuation due to a fire and shelter-in-place orders with respect to a sodium filter at an RMI Titanium Company (“RMI”) plant in Ashtabula, Ohio. The plaintiffs alleged negligence on the part of RMI and the Company in the removal of sodium from the filter on RMI’s premises. Plaintiffs sought actual and punitive damages and their attorneys applied for class action status to represent 500 people affected by the evacuation order and the approximately 4,500 people affected by the shelter-in-place orders. RMI demanded indemnification from PSC under the terms of the contract pursuant to which the work was performed. The Company has a significant retained liability before insurance coverage is triggered. The parties have reached a settlement, which has been approved by the court after a fairness hearing. The Company has accrued for the settlement.

ii)	On March 22, 2000, the EPA filed a Complaint and Proposed Compliance Order against the Paint Services Group of Nortru, Inc. (“Nortru”), an indirect wholly owned subsidiary of the Company, relating to a multi-media inspection conducted by the EPA at all Nortru Detroit facilities in March and April 1999. Violations alleged included a failure to repair a crack in a secondary containment system and a failure to engage in proper monitoring of air emissions for certain equipment as required under regulations applicable to large-quantity generators of hazardous wastes. Nortru has negotiated a settlement relating to this complaint that includes payment of a penalty of $53 and compliance with applicable regulations. The Company has entered into a consent agreement and final order with the EPA respecting other alleged violations of the Clean Air Act and the Resource Conservation and Recovery Act, and has agreed to a penalty of $225 in connection with such alleged violations as well as an obligation either to make certain capital improvements or cease operating the associated parts of the facility.

(c)	The Company is a defendant in lawsuits for which the Company has insurance coverage. Each of these suits is, in the event of an adverse verdict, subject to a deductible. Although the Company does not believe that the uninsured liability from any of these suits would be material, it is not possible to predict the effect of the cumulative deductibles. The Company is named as a defendant in a number of other lawsuits, which have arisen in the ordinary course of its business. The Company believes that except as otherwise reported herein, neither the insured litigation nor the other litigation is likely to have a material adverse effect on its business or financial condition and, therefore, has made no provision in these financial statements for the potential liability, if any. The Company is, however, unable to predict the outcome of certain of the forgoing matters and cannot provide assurance that these or future matters will not have a material adverse effect on the results of operations or financial condition of the Company.

(18)	NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations.” This statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, “Business Combinations” and FASB Statement No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.” The provisions of this statement apply to all business combinations initiated after September 30, 2001. In accordance with the Statement provisions, the Company adopted Statement 141 on January 1, 2002. Such adoption did not have a material effect on the Company’s consolidated financial statements.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets.” In accordance with the Statement provisions, the Company adopted Statement 142 on January 1, 2002. Such adoption did not have a material effect on the Company’s financial statements.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.” The statement applies to legal obligations associated with the retirement of long-lived assets, except for certain obligations of lessees. The provisions of this statement are required to be applied for fiscal years beginning after June 15, 2002. Management is in the process of evaluating the impact of the adoption of Statement 143, which could have a material effect on the Company’s financial statements.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supersedes FASB Statement 121. This statement addresses financial accounting and reporting for long-lived assets impaired or disposed of by sale. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted Statement 144 on January 1, 2002. The adoption of Statement 144 has resulted in the recognition of discontinued operations for disposals subsequent to December 31, 2001, that would not have been recognized as such prior to the adoption.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which will be effective for the Company beginning January 1, 2003. Statement 145 rescinds FASB Statement No. 4, 44, 64 and amends SFAS No. 13, “Accounting for Leases”, to provide guidance for income statement classification and gains and losses on extinguishment of debt and eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The adoption of Statement 145 is not expected to have a material effect on the Company’s consolidated financial statements.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Statement No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” SFAS No. 146 is effective for the Company in January 2003. The Company is evaluating the impact of SFAS No. 146.

In October 2002, the FASB issued Statement of Financial Accounting Standards No. 147, “Acquisitions of Certain Financial Institutions.” This pronouncement relates to accounting for acquisitions and the impairment or disposal of certain long-term customer-relationship intangible assets of financial institutions. The pronouncement is effective for reporting periods beginning after October 1, 2002. The Company is reviewing the provisions of this Statement, but does not expect it to have a material impact on its financial statements.

PHILIP SERVICES CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The Consolidated Financial Statements herein contain information relating to Philip Services Corporation (“PSC”) and its subsidiaries (collectively, the “Company”), which has been prepared by management.

The Company is an industrial and metals services company operating in three segments: (i) the Industrial Outsourcing Group; (ii) the Environmental Services Group; and (iii) the Metals Services Group. PSC employs more than 10,000 people at over 140 locations across North America. The Company’s operations are based primarily in the United States.

The Industrial Outsourcing Group’s operations include industrial cleaning and maintenance, refractory, catalyst and mechanical services, piping and fabrication services, turnaround and outage services, electrical contracting and instrumentation, decommissioning and remediation services. The Industrial Outsourcing Group primarily services the refining, petrochemical, utilities, oil and gas, pulp and paper and automotive industries.

The Environmental Services Group provides commercial and industrial by-product collection, recycling, processing and disposal, engineered fuel blending, solvent distillation, laboratory analytical services, container and tank cleaning services, on-site services, lab packing, household hazardous waste services, and emergency response services primarily to the manufacturing, automotive, chemical, paint and coatings, transportation, and aerospace industries, as well as to municipalities and consulting and engineering firms.

The Metals Services Group’s operations include ferrous and non-ferrous scrap collection and processing services, brokerage, transportation and on-site mill services as well as end-processing and distribution of steel products. The Metals Services Group primarily services the steel, foundry, manufacturing and automotive industries.

The Company earns revenue by providing industrial outsourcing services, from the sale of recovered metals and from fees charged to customers for by-product transfer and processing, collection and disposal services. The Company’s operating expenses include direct labor, indirect labor, payroll-related taxes, benefits, fuel, maintenance and repairs of equipment and facilities, depreciation, insurance, property taxes, and accrual for future closure and remediation costs. Selling, general and administrative expenses include management salaries, clerical and administrative costs, professional services and facility rentals, as well as costs related to the Company’s marketing and sales force.

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the results of operations and the percentage relationships which the various items in the Consolidated Statements of Earnings bear to the consolidated revenue from continuing operations: ($ in millions)

	FOR THE THREE			FOR THE THREE			FOR THE NINE			FOR THE NINE
	MONTHS ENDED			MONTHS ENDED			MONTHS ENDED			MONTHS ENDED
	SEPTEMBER 30, 2002			SEPTEMBER 30, 2001			SEPTEMBER 30, 2002			SEPTEMBER 30, 2001

Revenue	$331.4	100%		$345.3	100%		$1,044.0	100%		$1,144.7	100%
Operating expenses	289.0	87%		305.3	88%		892.7	86%		993.9	87%
Special charges	1.3	—%		1.2	—%		8.7	1%		7.3	1%
Selling, general and administrative costs	31.9	10%		36.1	10%		97.9	9%		114.3	10%
Depreciation and amortization	10.4	3%		10.5	3%		31.2	3%		32.6	3%

Income (loss) from operations	(1.2)	—%		(7.9)	(2%	)	13.5	1%		(3.4)	—%
Interest expense	14.2	4%		9.8	3%		37.5	4%		28.9	3%
Other (income) expense, net	(2.5)	(1%	)	1.0	—%		(1.2)	—%		(5.9)	(1%	)

Loss before provision for income taxes	(12.9)	(4%	)	(18.6)	(5%	)	(22.9)	(2%	)	(26.3)	(2%	)
Provision for income taxes	0.6	—%		0.2	—%		1.6	—%		1.6	—%

Loss from continuing operations	(13.5)	(4%	)	(18.9)	(5%	)	(24.4)	(2%	)	(27.9)	(2%	)
Income (loss) from discontinued operations	0.0	—%		0.2	—%		(4.1)	—%		0.6	—%

Net loss	$(13.5)	(4%	)	$(18.7)	(5%	)	$(28.5)	(3%	)	$(27.3)	(2%	)

     The operating results reflect the following: ($ in millions)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002

				SHARED
	INDUSTRIAL	ENVIRONMENTAL	METALS	SERVICES &
	OUTSOURCING	SERVICES	SERVICES	ELIMINATIONS	TOTAL

Revenue	$112.9	$73.6	$144.9	$—	$331.4
Income (loss) from operations	(7.9)	4.8	4.3	(2.4)	(1.2)
Income (loss) from operations excluding special charges	(7.9)	4.8	4.7	(1.5)	0.1

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001

				SHARED
	INDUSTRIAL	ENVIRONMENTAL	METALS	SERVICES &
	OUTSOURCING	SERVICES	SERVICES	ELIMINATIONS	TOTAL

Revenue	$142.8	$71.7	$130.7	$—	$345.3
Income (loss) from operations	(8.8)	4.1	(1.5)	(1.6)	(7.9)
Income (loss) from operations excluding special charges	(8.8)	4.6	(1.5)	(0.9)	(6.7)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

				SHARED
	INDUSTRIAL	ENVIRONMENTAL	METALS	SERVICES &
	OUTSOURCING	SERVICES	SERVICES	ELIMINATIONS	TOTAL

Revenue	$439.8	$208.2	$396.0	$—	$1,044.0
Income (loss) from operations	0.4	22.2	8.2	(17.3)	13.5
Income (loss) from operations excluding special charges	0.4	22.7	9.1	(10.0)	22.2

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

				SHARED
	INDUSTRIAL	ENVIRONMENTAL	METALS	SERVICES &
	OUTSOURCING	SERVICES	SERVICES	ELIMINATIONS	TOTAL

Revenue	$529.4	$210.6	$404.6	$—	$1,144.7
Income (loss) from operations	6.1	8.6	(7.3)	(10.7)	(3.4)
Income (loss) from operations excluding special charges	6.1	9.7	(7.3)	(4.5)	3.9

INDUSTRIAL OUTSOURCING GROUP

Revenue for the three-month period ending September 30, 2002, was $112.9 million compared to $142.8 million for the same period in 2001. For the nine-month period ending September 30, 2002, revenue was $439.8 million compared to $529.4 million for the same period in 2001. The reduction in revenue for the three and nine-months ending September 30, 2002, is due primarily to the significant postponement, rescheduling or reduction in scope of certain large-scale maintenance and capital projects by the Company’s customers. The decline in market conditions surrounding the refining, petrochemical, power and pulp/paper industries were key contributors. Specifically, the decline in demand for refined petroleum products, in conjunction with the weak economy, has influenced a reduction in market pricing for refined petroleum products, in turn driving a conscious and marked cutback in the amount of maintenance spending by many clients. In addition, certain operations which produced $7.8 million and $21.5 million in revenue for the three and nine-month periods ending September 30, 2001, respectively, were divested in the first quarter of 2002.

Loss from operations was ($7.9) million or (7.0%) of revenue for the three-month period ending September 30, 2002, compared with ($8.8) million or (6.2%) of revenue for the same period 2001. The improvement in loss from operations during the quarter was due primarily to the closure of unprofitable operations during January 2002, offset by the reduction in gross profit due to reduced revenue levels as stated above.

Income from operations was $0.4 million or 0.1% of revenue for the nine-month period ended September 30, 2002, compared with $6.1 million or 1.2% of revenue for the same period of 2001. The reduction in operating income for the nine-months ending September 30, 2002 is directly related to the decline in gross profit associated with reduced revenue levels as stated above. The shortfall in revenue reduced gross profit by approximately $12 million, offset by the closure of unprofitable operations during January 2002. Additionally, a bad debt charge of $2.0 million was recorded relating to a receivable from a customer that filed for bankruptcy protection in June 2002.

ENVIRONMENTAL SERVICES GROUP

Revenue for the three-month period ending September 30, 2002, was $73.6 million compared to 71.7 million for the same period in 2001. For the nine-month period ending September 30, 2002, revenue was $208.2 million compared to $210.6 million for the same period in 2001. Waste volumes and revenue from existing customers continues to decline due to the slowdown in the general economy. Specifically, technology and non-automotive manufacturing waste volumes were down compared to peak generation periods for the same period of 2001. In addition, large manufacturing clients continue to postpone or reduce the scope of large remediation events. Revenue levels have been maintained comparable to prior periods due to new business growth and expansion of service lines within the existing customer base.

Income from operations was $4.8 million or 6.5% of revenue for the three-month period ending September 30, 2002, compared with $4.1 million or 5.7% of revenue for the three-month period ending September 30, 2001. For the nine-month period ending September 30, 2002, income from operations was $22.2 million or 10.7% of revenue compared with $8.6 million or 4.1% of revenue for the same period of 2001. Income from operations for nine-month period ending September 30, 2002, was positively impacted by cost reduction initiatives and the settlement of a $19.8 million insurance litigation matter involving certain environmental sites offset by a $5.0 million charge for incremental environmental liabilities.

METALS SERVICES GROUP

Revenue was $144.9 million for the three-month period ending September 30, 2002, compared to $130.7 million for the same period of 2001. The increase in revenue is due to a 13% improvement in ferrous scrap metal prices for the current period compared to last year, partially offset by a 6% decrease in the volumes of scrap managed by the Group compared to the same period last year. The increase in ferrous scrap metal prices is directly related to the reduction in foreign steel imports, the improvement in the U.S. steel industry operating rate and the corresponding increase in demand for ferrous scrap.

Revenue was $396.0 million for the nine-month period ending September 30, 2002, compared to $404.6 million for the same period of 2001. The decline in revenue is due to a 5% reduction in volumes managed by the Group, partially offset by an 11% increase in ferrous scrap metal prices.

Income from operations was $4.3 million or 3.0% of revenue for the three-month period ending September 30, 2002, compared with a loss of ($1.5) million or (1.1%) of revenue for the three-month period ending September 30, 2001. The improvement in income from operations for the quarter is due to the improved ferrous scrap metal prices, continued cost reductions and increased demand.

Income from operations was $8.2 million or 2.1% of revenue for the nine-month period ending September 30, 2002, compared with a loss of ($7.3) million or (1.8%) of revenue for the same period of 2001. The increase in income from operations for the nine-month period ending September 30, 2002, is due to the improved ferrous scrap metal prices and significant bad debt charges in the prior period. In the first quarter of 2001, income from operations was reduced by $7.6 million in bad debts as a result of the bankruptcy of two major steel company customers.

SHARED SERVICES AND ELIMINATIONS

Shared services and eliminations include the administrative costs of the shared service operations, the retained liabilities of the Company’s captive insurance company and other non-operating entities. Shared services costs increased by $0.8 million and $6.6 million for the three and nine-months ended September 30, 2002, compared to the same periods in 2001 due principally to corporate-level bad debt charges and special charges associated with the relocation of the corporate office and business process standardization costs (including expenditures incurred in connection with the PSC Way project described in Note 10 to the Consolidated Financial Statements).

SELLING, GENERAL AND ADMINISTRATIVE COSTS

Selling, general and administrative costs were $31.9 million and $97.9 million for the three and nine-months ended September 30, 2002, compared to $36.1 million and $114.3 million in the same periods in 2001. The decrease in selling, general and administrative costs for the three- and nine-months ended September 30, 2002 resulted from decreased bad debt expense and general overhead cost reductions.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization of property, plant and equipment in the three and nine-months ended September 30, 2002, was $10.4 million and $31.2 million. This represents a decrease of $0.1 million for the three- months and $1.4 million for the nine-months ended September 30, 2002, compared to the same period in 2001. This decrease primarily was the result of the Company’s closing of certain operations in late 2001.

INTEREST EXPENSE

Interest expense for the three and nine-months ended September 30, 2002, was $14.2 million and $37.5 million compared with $9.8 million and $28.9 million for the same periods in 2001. Interest expense was higher in the three and nine-months ended September 30, 2002, due to borrowing costs associated with the mezzanine facility described in Note 7 to the Consolidated Financial Statements.

OTHER (INCOME) EXPENSE, NET

Other (income) expense, net for the three and nine-months ended September 30, 2002, was income of $2.5 million and $1.2 million, respectively. The income was due primarily to gains on the disposition of certain assets of $1.8 million and interest and equity income on investments.

Other (income) expense, net for the three and nine-months ended September 30, 2001, was expense of $1.0 million and income of $5.9 million, respectively. The income was comprised of gains on sales of certain assets of $4.6 million, recovery of certain reorganization costs of $0.6 million and interest and equity income on investments.

DISCONTINUED OPERATIONS

For the three-months ended September 30, 2002 and 2001, the Company recognized before-tax income on discontinued operations of $0 million and $0.2 million, respectively.

For the nine-months ended September 30, 2002 and 2001, the Company recognized before-tax income (loss) on discontinued operations of $(5.7) million and $0.6 million, respectively. The before-tax income (loss) on discontinued operations comprises the following:

•	The impairment of assets ultimately sold related to the Company’s D&D business resulted in a loss for the nine-months ended September 30, 2002 of $2.8 million, in addition to operating losses posted of $4.1 million. The D&D business had operating losses of $0.1 million in the nine-months ended September 30, 2001.

•	The sale of certain assets during the nine-months ended September 30, 2002 with a net book value of $2.9 million generated a gain of $2.3 million. These assets generated operating income of $0.2 million and $0.7 million in the nine-months ended September 30, 2002 and 2001, respectively.

•	A charge of $1.3 million for the impairment of assets held for sale in the nine-months ended September 30, 2002. The net book value of the assets was $2.0 million after impairment.

INCOME TAXES

In assessing the value of the deferred tax assets, management considered whether it would be more likely than not that all of the deferred tax assets will be realized. Projected future income tax planning strategies and the expected reversal of deferred tax liabilities are considered in making this assessment. Based on the level of historical taxable income, projections for future taxable income and subject to the limitation on the utilization of net operating loss carry-forwards and excess interest deduction carry-forwards, the Company has determined at this time that it is more likely than not that the Company will not realize the benefits of the U.S. deferred tax assets. At September 30, 2002, the Company has a valuation allowance of $247.6 million.

Certain future events may result in such deferred tax assets being utilized in the Company’s future income tax returns, which the Company will record as a reduction in the valuation allowance and, in accordance with the principles of fresh start reporting, a credit to additional paid-in capital.

The tax charge recorded during the current year represents Canadian income taxes and certain U.S. state income taxes.

FINANCIAL CONDITION

Liquidity and Capital Resources

At September 30, 2002, the Company’s working capital was $97.1 million, an increase of $4.2 million since December 31, 2001. The improved working capital position of the Company is largely attributable to the June 2002 recording of a $19.8 million note receivable related to the settlement of an insurance claim as described in Note 3 to the Consolidated Financial Statements. Cash provided by operating activities was $13.3 million for the nine-month period ended September 30, 2002, compared to cash used by operating activities of $27.7 million for the comparable period in 2001. The source of cash in the first nine-months of 2002 as compared to the use of cash for the same period in 2001 has improved $41.0 million due primarily to improved working capital management in the areas of inventory and accounts receivable. However, the Company continues to rely upon borrowings from its revolving operating facility as its principal source of liquidity to fund cash used in operating activities.

As of March 31, 2000, the Company entered into a $335.8 million term credit facility and a revolving operating facility. The credit facility provides term debt of $235.8 million (“term debt”) and $100 million in convertible payment-in-kind debt (“PIK debt”). The credit facility matures on March 31, 2005, and bears interest at a fixed rate of 9% for the term debt and 10% for the PIK debt. Interest payments on the term debt are due quarterly in arrears, up to a maximum of $20 million in the first year, and on the PIK debt, interest is payable in full on March 31, 2005. The term debt or any part thereof and/or all of the PIK debt may be prepaid and redeemed by the Company at any time during the agreement once the revolving operating facility has been terminated. The Company must pay a redemption premium of between 1% and 3% on the amount of the term debt being redeemed and between 8.33% and 16.66% on the amount of the PIK debt being redeemed excluding mandatory prepayments. The PIK debt is convertible by the lenders at any time into shares of common stock of PSC at an initial conversion price of $11.72 per share, which was in excess of the fair market value of PSC on a per share basis. The carrying value of the term debt was $170.9 million as of September 30, 2002.

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

The Company is also required yearly for the first two years and quarterly after that, to repay the term debt first and then the PIK debt in an amount equal to 75% of the cash flow available for debt service. Through September 30, 2002, no repayments have been required under this provision.

The credit facility and the revolving operating facility (“facilities”) are guaranteed jointly and severally by PSC and substantially all of its direct and indirect wholly owned subsidiaries and are collateralized by security interests in the assets of PSC and substantially all of its direct and indirect wholly owned subsidiaries and a pledge of securities of substantially all of its direct and indirect wholly owned subsidiaries.

The facilities contain cross-default provisions as well as certain restrictive covenants provisions, including limitations on the incurrence of indebtedness, the sale of assets, the incurrence of liens, the making of specified investments, and the payment of cash dividends. In addition, the Company is required to satisfy, among other things, certain financial covenants, including specified amounts of EBITDA and maximum capital expenditures. See “Credit Facilities” and Note 9 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

The revolving operating facility provides for a revolving line of credit, subject to a borrowing base formula calculated on accounts receivable, of up to $195 million. The revolving operating facility matures on April 8, 2003.

Borrowings under the revolving operating facility bear interest at a rate equal to the base rate (which is based on the Wells Fargo Bank “prime rate”) plus 1% on Tranche A advances, 3% on Tranche B-Prime advances, and the greater of 11.5% or the base rate plus 5% on Tranche Sub-B advances or at the option of the Company on Tranche A advances at a rate equal to the LIBOR rate plus 3%. A letter of credit issuance fee of .25% plus an annual fee of 2.75% is charged on the amount of all outstanding letters of credit issued under Tranche A. Letters of credit issued under Trance Sub-B bear an interest rate of 10.075%.

The Company is required to pay an annual service/agency fee equal to $900,000 and a monthly loan servicing fee equal to $20,000 for

Tranches A and B-Prime. The Tranche Sub-B Agency fee is $10,000 paid monthly. In addition, the Company is required to pay monthly an unused line of credit fee equal to 0.375%, 0.75%, and 2.0% per annum on the average unused portion of Tranche A, Tranche B-Prime, and Tranche Sub-B, respectively, under the revolving operating facility. At September 30, 2002, the Company’s borrowing base formula limited the availability of the revolving operating facility to $138.9 million. The Company had undrawn capacity under the revolving operating facility of $27.7 million, net of borrowings of $21.1 million and outstanding letters of credit of $90.1 million.

Under the facilities, the Company is required to meet certain financial covenants. During 2001, the Company was negatively impacted by the general slowdown in the economy, poor conditions in the steel industry, the bankruptcy of major customers, and the events of September 11, among other matters. The Company was unable to meet its EBITDA and interest coverage covenants and as a result sought relief in March 2001, May 2001, November 2001, and April 2002. See “Credit Facilities” and Note 9 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

At September 30, 2002, the Company was in compliance with the amended covenants under the facilities. The Company has adequate liquidity in the short term. However, the Company is obligated to replace the revolving operating facility prior to maturity on April 8, 2003. Although the Company intends to replace the revolving operating facility prior to its maturity on April 8, 2003, the success of such efforts is uncertain and is material to the future operations of the Company. A revolving operating facility is essential to provide funding for the Company’s operating activities and to support classification of the Company’s term debt.

Since emerging from bankruptcy in April 2000, the Company has not been able to return to profitability in large measure because of high debt service costs on its facilities and significant fees associated with amending these facilities. The Company’s businesses also have not performed as expected. In addition, both because of the Company’s financial condition and because of general economic conditions affecting all companies that are required to provide surety bonds in connection with their business activities, the Company is unable to obtain adequate surety bonds and is frequently required to post letters of credit or cash collateral. This puts additional strain on the Company’s financial resources and liquidity and limits the Company’s available working capital. Moreover, currently, the Company does not have sufficient working capital to take advantage of growth opportunities, further limiting its prospects. The Company has engaged in cost cutting efforts during 2002 and is considering further restructurings.

Capital Expenditures

Capital expenditures were $8.4 million and $18.7 million for the three and nine-months ending September 30, 2002, compared to $11.3 million and $36.2 million for the same periods in 2001.

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

Financial Reporting Release No. 60 released by the SEC recommends that all registrants include a discussion of “critical” accounting policies or methods used in the preparation of the financial statements. The Company’s significant accounting policies are contained in the Notes to the Consolidated Financial Statements in Form 10-K. The financial statements have been prepared in conformity with generally accepted accounting principles and, accordingly, include amounts based upon informed estimates and judgments of management with due consideration given to materiality. As a result, actual results could differ from those estimates. The following represents those critical accounting policies where materially different amounts would be reported under different conditions or using different assumptions.

     REVENUE RECOGNITION - Revenue from industrial services is recorded as the services are performed, using the percentage-of-completion basis for fixed rate contracts and as-the-related-service-is-provided for time and material contracts. Revenue from by-product recovery operations is recognized along with the related costs of treatment, disposal and transportation at the time of performance of services. Revenue is recognized at the time of customer acceptance for the direct sale of recovered commodities and steel products or for contracts where the Company brokers materials between two parties, takes title to the product and assumes the risks and rewards of ownership. If the Company is acting as an agent in those transactions, then only the commission on the transaction is recorded.

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

     ENVIRONMENTAL COSTS - At September 30, 2002, the Company had accrued liabilities of $68.1 million for environmental investigation, compliance, and remediation costs. The liabilities are based upon estimates with respect to the number of sites for which the Company may be responsible, the scope and cost of work to be performed at each site, the portion of costs that will be shared with other parties, and the timing of remediation work. When timing and amounts of expenditures can be reliably estimated, amounts are discounted. Where timing and amounts cannot be reliably estimated, a range is estimated and the best estimate within the high and low end of the ranges is recognized. Estimates can be affected by factors including future changes in technology, changes in regulations or requirements of local governmental authorities, the extent of the remediation necessary based upon environmental testing, and the actual costs of disposal.

     RECEIVABLES, NET OF VALUATION ALLOWANCES - Accounts receivable at September 30, 2002 were $210.1 million net of a $20.0 million allowance for doubtful accounts. The valuation allowance was determined based upon the Company’s evaluation of known requirements, aging of receivables, historical experience, and the economic environment. While the Company believes it has appropriately considered known or expected outcomes, its customers’ ability to pay their obligations could be adversely affected by contraction in the economy or unexpected changes in ferrous metals or energy prices. Changes in these estimates of collectability could have a material impact on earnings.

     INVENTORY - Inventories primarily comprise unprepared and prepared ferrous scrap and are valued at the lower of average purchase cost or market valuation. Ferrous scrap is a commodity and its price is determined by the market based on a number of factors including, but not limited to, the demand for ferrous scrap by the U.S. steel making industry, the level of imports and exports of ferrous scrap and the regional supply of scrap available. As a result of these factors the price for ferrous scrap can fluctuate widely from period to period. The Company manages its commodity price risk by frequently adjusting its purchase price to reflect current market pricing; managing and turning inventory frequently; and utilizing its considerable experience in the ferrous scrap industry to anticipate price movements.

     RESTRUCTURING CHARGES - The Company continuously evaluates the productivity and profitability of individual operating locations and the existing asset base to identify opportunities to improve its cost structure. Future opportunities may involve, among other things, adding or closing locations, re-deploying or disposing of assets, or otherwise restructuring operations. Costs associated with closures, severances, and asset impairments are estimated and are recorded in accordance with applicable accounting requirements. Actual costs incurred and timing could vary based upon many factors outside the Company’s control, including environmental and local governmental requirements.

     INSURANCE LIABILITIES - Insurance accruals were $47.9 million at September 30, 2002. The Company retains liability for workers’ compensation claims, auto, and general liability, where permitted, for up to $1 million for any single occurrence and for property claims up to $2 million. The Company purchased insurance to limit the Company’s aggregate exposure through October 31, 2003 to losses of $1.5 million for auto and general liability, $5 million for environmental liability and $14 million for workers’ compensation claims. Insurance claims liabilities have been accrued using actuarial principles and industry standard rates on an undiscounted basis. Third party administrators estimate the ultimate potential cost for individual claims. Actual development of individual claims could vary from the estimated amounts due to severity of injuries, the potential for damage awards, and future changes in medical costs.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations.” This statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, “Business Combinations” and FASB Statement No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.” The provisions of this statement apply to all business combinations initiated after September 30, 2001. In accordance with the Statement provisions, the Company adopted Statement 141 on January 1, 2002. Such adoption did not have a material effect on the Company’s financial statements.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets.” In accordance with the Statement provisions, the Company adopted Statement 142 on January 1, 2002.

Such adoption did not have a material effect on the Company’s financial statements.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.” The statement applies to legal obligations associated with the retirement of long-lived assets, except for certain obligations of lessees. The provisions of this statement are required to be applied for fiscal years beginning after June 15, 2002. Management is in the process of evaluating the impact of the adoption of Statement 143, which could have a material effect on the Company’s financial statements.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supersedes FASB Statement 121. This statement addresses financial accounting and reporting for long-lived assets impaired or disposed of by sale. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted Statement 144 on January 1, 2002. The adoption of Statement 144 has resulted in the recognition of discontinued operations for disposals subsequent to December 31, 2001, that would not have been recognized as such prior to the adoption.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, which will be effective for the Company beginning January 1, 2003. Statement 145 rescinds FASB Statement No. 4, 44, 64 and amends SFAS No. 13, “Accounting for Leases”, to provide guidance for income statement classification and gains and losses on extinguishment of debt and eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The adoption of Statement 145 is not expected to have a material effect on the Company’s consolidated financial statements.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. Statement No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” SFAS No. 146 is effective for the Company in January 2003. The Company is evaluating the impact of SFAS No. 146.

In October 2002, the FASB issued Statement of Financial Accounting Standards No. 147, “Acquisitions of Certain Financial Institutions.” This pronouncement relates to accounting for acquisitions and the impairment or disposal of certain long-term customer-relationship intangible assets of financial institutions. The pronouncement is effective for reporting periods beginning after October 1, 2002. The Company is reviewing the provisions of this Statement, but does not expect it to have a material impact on its financial statements.

PART I — FINANCIAL INFORMATION

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

Foreign Currency Rate Risk

The revenue and expenses of the Company’s Canadian and European subsidiaries are generally denominated using the local currency. The functional currency of these subsidiaries is the local currency and, therefore, foreign currency translation adjustments made on consolidation are reflected as a component of stockholders’ deficit as stated in the Company’s accounting policies. Changes in the foreign exchange rates compared to the United States dollar can have an effect on the Company’s revenue and profitability. The sensitivity of the earnings (loss) from continuing operations before tax to the changing foreign currency rates based on the operating results from foreign subsidiaries for the three and nine-months ended September 30, 2002 is estimated to be immaterial.

Interest Rate Risk

Substantially all of the Company’s long-term debt at September 30, 2002, bears interest at a fixed rate. Borrowings under the revolving operating facility totaled $21.1 million at September 30, 2002, and bear interest at a floating rate — See Note 7(c) to the Consolidated Financial Statements.

Commodity Price Risk

The Company is exposed to commodity price risk during the period that it has title to scrap that is held in inventory for processing and/or resale. Scrap prices are volatile due to numerous factors beyond the control of the Company, including general economic conditions, labor costs, competition, import duties, tariffs and currency exchange rates. In an increasing price environment, competitive conditions will determine how much of the scrap price increases can be passed on to the Company’s customers. There can be no assurance that the Company will not have a significant net exposure due to significant price swings or failure of a counter party to perform pursuant to the contract.

ITEM 4.	Control and Procedures

Based upon an evaluation within 90 days prior to the filing date of this report, the Company’s Chairman of the Board and Senior Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Other than as reported in the Company’s Form 10-K under the caption “Legal Proceedings,” the Company is not currently a party to any material pending legal proceedings, other than routine matters incidental to the business, and no material developments have occurred in any proceedings described in such Form 10-K except as described in Note 17 to the Consolidated Financial Statements herein and in the Forms 10-Q for the first and second quarters of 2002.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Report on Form 10-Q filed August 14, 2000).
3.2	Amended By-Laws (incorporated by reference to Exhibit 3.2 to the registrant’s Annual Report on Form 10-K filed March 29, 2001).
4	Description of capital stock of the registrant (incorporated by reference to Exhibit 4 to the registrant’s Quarterly Report on Form 10-Q filed May 21, 2001).
10.1	Credit Agreement, dated as of March 31, 2000, between the registrant and various of its lenders, with Canadian Imperial Bank of Commerce acting as Administrative Agent (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed May 8, 2000).
10.2	Loan Agreement, dated as of March 31, 2000, between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and Administrative Agent (incorporated by reference to Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed

Exhibit
Number	Description

May 8, 2000).
10.3	Registration Rights Agreement, dated as of March 31, 2000 between the registrant and certain securities holders (incorporated by reference to Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed May 8, 2000).
10.4	Philip Services Corporation Performance Unit Bonus Plan (incorporated by reference to Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q filed August 14, 2001).
10.5	Philip Services Corporation Stock Option Plan (incorporated by reference to Exhibit 99.7 to the registrant’s Current Report on Form 8-K filed May 8, 2000).
10.6	First amendment to Credit Agreement, dated as of March 8, 2001, between the registrant and various of its lenders, with Canadian Imperial Bank of Commerce acting as Administrative Agent (incorporated by reference to Exhibit 10.8 to the registrant’s Annual Report on Form 10-K filed March 29, 2001).
10.7	Second amendment to Credit Agreement, dated as of March 28, 2001, between the registrant and various of its lenders, with Canadian Imperial Bank of Commerce acting as Administrative Agent (incorporated by reference to Exhibit 10.9 to the registrant’s Annual Report on Form 10-K filed March 29, 2001).
10.8	Amendment Number One, dated March 28, 2001, to Loan Agreement between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and Administrative Agent (incorporated by reference to Exhibit 10.10 to the registrant’s Annual Report on Form 10-K filed March 29, 2001).
10.9	Indenture, dated as of April 7, 2000, relating to the registrant’s 6% Subordinated Notes due April 15, 2010 (incorporated by reference to Exhibit 10.11 to the registrant’s Quarterly Report on Form 10-Q filed May 21, 2001).
10.10	Indenture, dated as of April 7, 2000, relating to the registrant’s 3% Convertible Subordinated Notes due April 15, 2020 (incorporated by reference to Exhibit 10.12 to the registrant’s Quarterly Report on Form 10-Q filed May 21, 2001).
10.11	Third amendment to Credit Agreement, dated as of May 18, 2001, between the registrant and various of its lenders, with Canadian Imperial Bank of Commerce acting as Administrative Agent (incorporated by reference to Exhibit 10.13 to the registrant’s Quarterly Report on Form 10-Q filed May 21, 2001).
10.12	Amendment Number Two, dated May 18, 2001, to Loan Agreement between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and Administrative Agent (incorporated by reference to Exhibit 10.14 to the registrant’s Quarterly Report on Form 10-Q filed May 21, 2001).
10.13	Philip Services Corporation Non-employee Directors Restricted Stock Plan (incorporated by reference to the registrant’s Definitive Proxy Statement on Schedule 14A filed March 29, 2001).
10.14	Philip Services Corporation Officers’ Stock-Based Bonus Plan (incorporated by reference to the registrant’s Definitive Proxy

Exhibit
Number	Description

Statement on Schedule 14A filed March 29, 2001).
10.15	Fourth amendment to Credit Agreement, dated as of November 19, 2001, between the registrant and various of its lenders, with Canadian Imperial Bank of Commerce acting as Administrative Agent (incorporated by reference to Exhibit 10.17 to the registrant’s Quarterly Report on Form 10-Q filed November 19, 2001).
10.16	Amendment Number Three, dated November 19, 2001, to Loan Agreement between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and Administrative Agent (incorporated by reference to Exhibit 10.18 to the registrant’s Quarterly Report on Form 10-Q filed November 19, 2001).
10.17	Amendment Number Four, dated January 29, 2002, to Loan Agreement between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and Administrative Agent (incorporated by reference to Exhibit 10.17 to the registrant’s Annual Report on Form 10-K filed April 15, 2002).
10.18	Amendment Number Five, dated February 19, 2002, to Loan Agreement between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and Administrative Agent (incorporated by reference to Exhibit 10.18 to the registrant’s Annual Report on Form 10-K filed April 15, 2002).
10.19	Amendment Number Six, dated March 8, 2002, to Loan Agreement between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and Administrative Agent (incorporated by reference to Exhibit 10.19 to the registrant’s Annual Report on Form 10-K filed April 15, 2002).
10.20	Fifth amendment to Credit Agreement, dated as of April 12, 2002, between the registrant and various of its lenders, with Canadian Imperial Bank of Commerce acting as Administrative Agent (incorporated by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K filed April 15, 2002).
10.21	Amendment Number Seven, dated April 12, 2002, to Loan Agreement between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and Administrative Agent (incorporated by reference to Exhibit 10.21 to the registrant’s Annual Report on Form 10-K filed April 15, 2002).
10.22	Amended and Restated Registration Rights Agreement, dated as of April 12, 2002, between the registrant and certain securities holders (incorporated by reference to Exhibit 10.22 to the registrant’s Annual Report on Form 10-K filed April 15, 2002).
10.23	Employment Agreement with Michael W. Ramirez. (incorporated by reference to Exhibit 10.23 to the registrant’s Quarterly Report on Form 10-Q filed August 14, 2002).
10.24	Amendment Number Eight, dated June 2002, to Loan Agreement between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and Administrative Agent (incorporated by reference to Exhibit 10.24 to the registrant’s Quarterly Report on Form 10-Q filed August 14, 2002).
10.25	Collateral Agency and Intercreditor Agreement, dated as of March 31, 2000, among the registrant, Foothill Capital Corporation, acting as

Exhibit
Number	Description

Collateral Agents and Revolver Agent, and Canadian Imperial Bank of Commerce, acting as Secured PIK/Term Agent (incorporated by reference to Exhibit 10.25 to the registrant’s Quarterly Report on Form 10-Q filed August 14, 2002).
10.26	Amendment Number One to the Collateral Agency and Intercreditor Agreement, dated as of April 12, 2002 among the registrant, Foothill Capital Corporation, acting as Collateral Agents and Revolver Agent, and Canadian Imperial Bank of Commerce, acting as Secured PIK/Term Agent (incorporated by reference to Exhibit 10.26 to the registrant’s Quarterly Report on Form 10-Q filed August 14, 2002).
99.1	Certification Pursuant to 18 U.S.C. Section 1350.
99.2	Certification Pursuant to 18 U.S.C. Section 1350.

(b)	Current Reports on Form 8-K.

     The Company filed a Form 8-K dated July 9, 2002 announcing that a NASDAQ Listings Qualifications Panel determined to delist the Company’s securities from the NASDAQ Stock Market effective with the opening of business on July 10, 2002.

     The Company filed a Form 8-K dated July 17, 2002 announcing the effective date it had engaged KPMG LLP as the Company’s independent public accountants for the fiscal year ending December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2002

PHILIP SERVICES CORPORATION

By: /s/ Robert L. Knauss

Robert L. Knauss Chairman of the Board and Principal Executive Officer (Principal Executive Officer)

By: /s/ Michael W. Ramirez

Michael W. Ramirez Senior Vice President and Chief Financial Officer (Principal Financial Officer)

CERTIFICATIONS

I, Robert L. Knauss, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Philip Services Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

By: /s/ Robert L. Knauss

Name: Robert L. Knauss Title: Chairman of the Board and Principal Executive Officer

I, Michael W. Ramirez, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Philip Services Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

By: /s/ Michael W. Ramirez

Name: Michael W. Ramirez Title: Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Report on Form 10-Q filed August 14, 2000).
3.2	Amended By-Laws (incorporated by reference to Exhibit 3.2 to the registrant’s Annual Report on Form 10-K filed March 29, 2001).
4	Description of capital stock of the registrant (incorporated by reference to Exhibit 4 to the registrant’s Quarterly Report on Form 10-Q filed May 21, 2001).
10.1	Credit Agreement, dated as of March 31, 2000, between the registrant and various of its lenders, with Canadian Imperial Bank of Commerce acting as Administrative Agent (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed May 8, 2000).
10.2	Loan Agreement, dated as of March 31, 2000, between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and Administrative Agent (incorporated by reference to Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed May 8, 2000).
10.3	Registration Rights Agreement, dated as of March 31, 2000 between the registrant and certain securities holders (incorporated by reference to Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed May 8, 2000).
10.4	Philip Services Corporation Performance Unit Bonus Plan (incorporated by reference to Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q filed August 14, 2001).
10.5	Philip Services Corporation Stock Option Plan (incorporated by reference to Exhibit 99.7 to the registrant’s Current Report on Form 8-K filed May 8, 2000).
10.6	First amendment to Credit Agreement, dated as of March 8, 2001, between the registrant and various of its lenders, with Canadian Imperial Bank of Commerce acting as Administrative Agent (incorporated by reference to Exhibit 10.8 to the registrant’s Annual Report on Form 10-K filed March 29, 2001).
10.7	Second amendment to Credit Agreement, dated as of March 28, 2001, between the registrant and various of its lenders, with Canadian Imperial Bank of Commerce acting as Administrative Agent (incorporated by reference to Exhibit 10.9 to the registrant’s Annual Report on Form 10-K filed March 29, 2001).
10.8	Amendment Number One, dated March 28, 2001, to Loan Agreement between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and Administrative Agent (incorporated by reference to Exhibit 10.10 to the registrant’s Annual Report on Form 10-K filed March 29, 2001).
10.9	Indenture, dated as of April 7, 2000, relating to the registrant’s

Exhibit
Number	Description

6% Subordinated Notes due April 15, 2010 (incorporated by reference to Exhibit 10.11 to the registrant’s Quarterly Report on Form 10-Q filed May 21, 2001).
10.10	Indenture, dated as of April 7, 2000, relating to the registrant’s 3% Convertible Subordinated Notes due April 15, 2020 (incorporated by reference to Exhibit 10.12 to the registrant’s Quarterly Report on Form 10-Q filed May 21, 2001).
10.11	Third amendment to Credit Agreement, dated as of May 18, 2001, between the registrant and various of its lenders, with Canadian Imperial Bank of Commerce acting as Administrative Agent (incorporated by reference to Exhibit 10.13 to the registrant’s Quarterly Report on Form 10-Q filed May 21, 2001).
10.12	Amendment Number Two, dated May 18, 2001, to Loan Agreement between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and Administrative Agent (incorporated by reference to Exhibit 10.14 to the registrant’s Quarterly Report on Form 10-Q filed May 21, 2001).
10.13	Philip Services Corporation Non-employee Directors Restricted Stock Plan (incorporated by reference to the registrant’s Definitive Proxy Statement on Schedule 14A filed March 29, 2001).
10.14	Philip Services Corporation Officers’ Stock-Based Bonus Plan (incorporated by reference to the registrant’s Definitive Proxy Statement on Schedule 14A filed March 29, 2001).
10.15	Fourth amendment to Credit Agreement, dated as of November 19, 2001, between the registrant and various of its lenders, with Canadian Imperial Bank of Commerce acting as Administrative Agent (incorporated by reference to Exhibit 10.17 to the registrant’s Quarterly Report on Form 10-Q filed November 19, 2001).
10.16	Amendment Number Three, dated November 19, 2001, to Loan Agreement between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and Administrative Agent (incorporated by reference to Exhibit 10.18 to the registrant’s Quarterly Report on Form 10-Q filed November 19, 2001).
10.17	Amendment Number Four, dated January 29, 2002, to Loan Agreement between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and Administrative Agent (incorporated by reference to Exhibit 10.17 to the registrant’s Annual Report on Form 10-K filed April 15, 2002).
10.18	Amendment Number Five, dated February 19, 2002, to Loan Agreement between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and Administrative Agent (incorporated by reference to Exhibit 10.18 to the registrant’s Annual Report on Form 10-K filed April 15, 2002).
10.19	Amendment Number Six, dated March 8, 2002, to Loan Agreement between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and Administrative Agent (incorporated by reference to Exhibit 10.19 to the registrant’s Annual Report on Form 10-K filed April 15, 2002).
10.20	Fifth amendment to Credit Agreement, dated as of April 12, 2002, between the registrant and various of its lenders, with Canadian

Exhibit
Number	Description

Imperial Bank of Commerce acting as Administrative Agent (incorporated by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K filed April 15, 2002).
10.21	Amendment Number Seven, dated April 12, 2002, to Loan Agreement between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and Administrative Agent (incorporated by reference to Exhibit 10.21 to the registrant’s Annual Report on Form 10-K filed April 15, 2002).
10.22	Amended and Restated Registration Rights Agreement, dated as of April 12, 2002, between the registrant and certain securities holders (incorporated by reference to Exhibit 10.22 to the registrant’s Annual Report on Form 10-K filed April 15, 2002).
10.23	Employment Agreement with Michael W. Ramirez (incorporated by reference to Exhibit 10.23 to the registrant’s Quarterly Report on Form 10-Q filed August 14, 2002).
10.24	Amendment Number Eight, dated June 2002, to Loan Agreement between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and Administrative Agent (incorporated by reference to Exhibit 10.24 to the registrant’s Quarterly Report on Form 10-Q filed August 14, 2002).
10.25	Collateral Agency and Intercreditor Agreement, dated as of March 31, 2000, among the registrant, Foothill Capital Corporation, acting as Collateral Agents and Revolver Agent, and Canadian Imperial Bank of Commerce, acting as Secured PIK/Term Agent (incorporated by reference to Exhibit 10.25 to the registrant’s Quarterly Report on Form 10-Q filed August 14, 2002).
10.26	Amendment Number One to the Collateral Agency and Intercreditor Agreement, dated as of April 12, 2002 among the registrant, Foothill Capital Corporation, acting as Collateral Agents and Revolver Agent, and Canadian Imperial Bank of Commerce, acting as Secured PIK/Term Agent (incorporated by reference to Exhibit 10.26 to the registrant’s Quarterly Report on Form 10-Q filed August 14, 2002).
99.1	Certification Pursuant to 18 U.S.C. Section 1350.
99.2	Certification Pursuant to 18 U.S.C. Section 1350.