Form 10-K
period 2002-12-31
PHILIP SERVICES CORP/DE
filed 2003-04-15
CIK 1095701

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission file number 0-30417

Philip Services Corporation

(Exact Name of Registrant as Specified in its Charter)

Delaware	98-0131394
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

5151 San Felipe, Suite 1600, Houston, Texas (Address of Principal Executive Offices)	77056 (Zip Code)

(713) 623-8777

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(g) of the Act:

Title of Class

Common Stock, $0.01 par value

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑

      The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of shares of common stock on the NASDAQ stock market on June 28, 2002, was approximately $13,367,327 (assumes officers, directors and all stockholders beneficially owning 5% or more of the outstanding shares of Common Stock are affiliates).

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes ☑          No ☐

      The number of shares of common stock of the Registrant outstanding on April 11, 2003 was 27,909,342.

INDEX

TO FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      Certain statements contained in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this document, the words “anticipate,” “believe,” “estimate,” “expect” and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Many factors could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements, including, among others, the risks discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and risks discussed from time to time in the Company’s other filings with the Securities and Exchange Commission and other regulatory authorities. Should one or more of these risks or uncertainties materialize, or should assumptions underlying the forward-looking statements prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. The Company does not assume any obligation to update these forward-looking statements.

PART I

Item 1.     Business

Introduction

      Philip Services Corporation (together with its subsidiaries, “PSC” or the “Company”) is an industrial and metals services company that operated two Groups at December 31, 2002: (i) Industrial Services Group and (ii) Metals Services Group. The Company also operated the Project Services Division (see “Special Notes Regarding Recent Events”, below), a group of businesses that were being offered for sale. At December 31, 2002, PSC had approximately 8,600 full-time employees at over 147 locations across North America. The Company’s operations are based primarily in the United States. The financial results presented in this Form 10-K reflect the Company’s operations in three segments unless otherwise noted.

      The Company previously operated in three segments, Industrial Outsourcing, Environmental Services and Metals Services. In November 2002, the Company combined the industrial cleaning businesses of the Industrial Outsourcing Group with the Environmental Services Group and renamed the business the Industrial Services Group. The remainder of the Industrial Outsourcing Group, an agglomeration of businesses relating to turnaround, maintenance, welding, refractory, catalyst and power services, began to operate as a separate segment under the name, Project Services Division (“PSD”).

      As of March 2, 2003, the Company divested the bulk of the PSD business to a subsidiary of Fluor Enterprises Inc. (see “Special Note Regarding Recent Events”, below), including piping and fabrication, part of turnaround and outage services, electrical contracting and instrumentation, and welding. The divested businesses employed more than 5,000 people including casual hourly personnel at approximately 17 locations. The remaining PSD operations, that are a part of the Company as of the date of filing of this Form 10-K, consist of refractory, catalyst, and union mechanical and turnaround services. The Company is considering strategic alternatives, including sales, for the remaining PSD businesses.

      The Industrial Services Group provides the industrial cleaning services provided by the former Industrial Outsourcing Group and also provides the services formerly delivered by the Environmental Services Group, including commercial and industrial waste collection, recycling, processing and disposal, laboratory analytical services, container and tank cleaning, and emergency response services.

      The Metals Services Group’s operations include ferrous and non-ferrous scrap collection and processing services, brokerage, transportation and on-site mill services as well as processing and distribution of steel products. The Metals Services Group primarily services the steel, foundry, manufacturing and automotive industries. Its operations were not altered by the combination of the Industrial Outsourcing Group and Environmental Services Group in November 2002.

      The Company was originally incorporated in Delaware on July 10, 1991 under the name Philip Environmental (Delaware), Inc. The Company’s principal executive offices are at 5151 San Felipe, Suite 1600, Houston, Texas 77056, and its telephone number is (713) 623-8777.

Special Note Regarding Recent Events

      Certain material events have occurred since December 31, 2002, of which investors should be aware in considering the information contained in this Form 10-K.

Credit Facilities

      The Company operates under two credit facilities, the term loan and the revolving operating facility (see Note 9 of Notes to Consolidated Financial Statements). The revolving operating facility, which is senior to the term loan and provides day-to-day working capital for the Company, was scheduled to mature on April 8, 2003. Through a negotiated agreement, the revolving operating facility has been extended to June 2, 2003, subject to certain terms and fees described below.

      The Company intends to use the period of the extension to prepare to restructure its balance sheet and refinance its debt. It is anticipated that the restructuring will be effected through a proceeding under Chapter 11 of the Bankruptcy Code. To this end, the Company has retained bankruptcy counsel and is consulting with its significant stockholders, its lenders and its other advisors. Among other things, the Company is in discussions with its lenders concerning debtor-in-possession financing though there can be no assurances that such financing will be available or obtained.

      Under the amendment of the revolving operating facility executed with the lenders as of April 8, 2003, the lending commitment under Tranche A of the facility was reduced from $100 million to $78 million. The capacity under other tranches is unchanged, and as a result, the total capacity of the facility is unchanged. In connection with the amendment, the Company has paid an aggregate fee of $100,000 to the lenders under Tranche B-Prime, which are, respectively, affiliates of the Company’s two largest stockholders, Carl C. Icahn and affiliates and Stephen Feinberg and affiliates.

      The Company’s financial statements contained in this Form 10-K have been prepared on the assumption that it will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The report of KPMG LLP, the Company’s independent accountants, on the Company’s financial statements as of and for the year ended December 31, 2002, contained in this Form 10-K includes an explanatory paragraph which states that the expiration of the Company’s revolving operating facility on June 2, 2003, and the absence of a replacement revolving operating facility, raises substantial doubt about the Company’s ability to continue as a going concern.

Sale of Project Services Division Businesses

      As of March 2, 2003, PSC sold the five business units that were part of the Project Services Division to a subsidiary of Fluor Corporation of Aliso Viejo, California for a purchase price of $21.2 million. The working capital of these business units sold, of approximately $43.0 million, was retained by PSC. The businesses were the Mechanical Turnaround business, the Electrical and Instrumentation Services business, Power Services (excluding the group, now part of the Industrial Services Group, that provides industrial cleaning and boiler improvement for power plants), and Fabrication and Specialty Welding. The Mechanical and Turnaround Services business unit develops, estimates, plans schedules and executes projects requiring specialist mechanical expertise. The Electrical & Instrumentation Contracting business unit provides project management, construction and maintenance services. The Specialty Welding business unit provides shop fabrication of ASME-code vessels, furnaces, boilers and tanks, and field specialty welding of piping for oil, gas, chemical and power customers throughout the United States, as well as fabrication and power services. These businesses have been classified as discontinued operations in the Company’s Consolidated Financial Statements in accordance with Statement of Financial Accounting Standards No. 144 (“FAS 144”; See Note 24 of Notes to Consolidated Financial Statements). In conjunction with the sale, which is sometimes referred to herein as the Fluor divestiture, PSC transferred approximately 5,000 employees, including casual hourly personnel, to Fluor. Refractory and Catalyst Services, Union Mechanical and Turnaround Operations, and All Safety, remain with PSC as the Project Services Division and will continue to be operated by PSC. The Company is considering strategic alternatives, including sales, for the remaining PSD businesses.

Information Regarding Oldco

      This Form 10-K contains information relating to Philip Services Corporation and its subsidiaries, which has been prepared by management, and Philip Services Corp. (“Oldco”), an Ontario company, and its subsidiaries (Oldco and its subsidiaries being referred to collectively as the “Predecessor Company”), which has been compiled by management of PSC.

      On April 7, 2000, Oldco (whose bankruptcy is described below) and certain of its Canadian subsidiaries transferred substantially all of their assets and liabilities (except for liabilities subject to compromise) to the Company at fair value. The liabilities subject to compromise of $726.5 million were retained by Oldco and certain of its Canadian subsidiaries. As a result, Oldco remains insolvent. Management of PSC has determined that certain consolidated financial and other information concerning the Predecessor Company may be of limited interest to the stockholders of the Company and has therefore included such information in this document. The consolidated financial information concerning the Predecessor Company does not reflect the effects of the application of fresh start reporting. Readers should, therefore, review this material with caution and not rely on the information concerning the Predecessor Company as being indicative of future results for the Company or providing an accurate comparison of financial performance.

      On June 25, 1999, Oldco and substantially all of its wholly owned subsidiaries located in the United States (the “U.S. Debtors”), filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware (the “U.S. Court”). Oldco and substantially all of its wholly owned subsidiaries located in Canada (the “Canadian Debtors”) commenced proceedings under the Companies’ Creditors Arrangements Act in Canada in the Ontario Superior Court of Justice (the “Canadian Court”) on the same date.

      On November 26, 1999, the Canadian Court sanctioned the Plan of Compromise and Arrangement (as amended and supplemented, the “Canadian Plan”), and on November 30, 1999, the U.S. Court confirmed the Joint Plan of Reorganization (as amended, the “U.S. Plan”). The Canadian Plan and the U.S. Plan were further amended during March 2000 (collectively, the “Plan”) and became effective, as amended, on April 7, 2000. Under the Plan, the Company emerged from bankruptcy protection as a new publicly held entity.

      Under the Plan, syndicated debt of Oldco of $1 billion was converted into $250 million of senior secured debt, $100 million of convertible secured payment-in-kind debt and 91% of the shares of common stock of the Company. The senior secured debt was reduced to $235.8 million on plan implementation due to repayment of $14.2 million from proceeds of asset sales. The secured payment-in-kind debt was convertible into 25% of the shares of common stock of the Company, calculated on a fully diluted basis, as of the effective date of the Plan. The Plan also provided for the conversion of certain specified impaired unsecured claims into $60 million of unsecured payment-in-kind notes and 5% of the shares of common stock of the Company as of the effective date of the Plan. The Plan allowed certain holders of unsecured claims to receive $1.50 in face amount of unsecured convertible notes in exchange for every $1.00 in unsecured payment-in-kind notes that such holder would have received under the Plan. The aggregate amount of unsecured convertible notes issued was $17.5 million. The Company also issued 1.5% of its shares of common stock to Canadian and U.S. class action plaintiffs to settle all class action claims. Other potential equity claimants received 0.5% of the shares of common stock of the Company and the stockholders of Oldco received 2% of the shares of common stock of the Company.

      The Company has adopted fresh start reporting in accordance with the AICPA’s Statement of Position 90-7 “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.” For financial reporting purposes, the effective date of the Plan is considered to be March 31, 2000. Due to the changes in the financial structure of the Company and the application of fresh start reporting as a result of the consummation of the Plan, the consolidated financial statements of the Company issued subsequent to Plan implementation are not comparable with the consolidated financial statements issued by the Predecessor Company prior to Plan implementation. A black line has been drawn on the accompanying consolidated financial information to separate and distinguish between the Company and Predecessor Company.

      [This black line does not appear in the electronically filed version of this Form 10-K]

Operating Groups

      PSC currently reports in three segments. Prior to November 2002, the Company reported in three different segments, Industrial Outsourcing, Environmental Services and Metals Services Groups. In November 2002, the Company combined the industrial cleaning operations of the Industrial Outsourcing Group with the Environmental Services Group into a new Industrial Services Group. The remaining activities of the Industrial Outsourcing Group began to operate as a separate segment under the name, Project Services Division. On March 2, 2003, the Company divested the bulk of the PSD businesses to a subsidiary of Fluor Corporation (see “Special Note Regarding Recent Events”, above). Accordingly, the Company now operates the Industrial Services Group and the Metals Services Group. The remaining businesses of PSD, union mechanical and turnaround, catalyst and refractory are operated separately. The description that follows is, except as noted, of the Company’s businesses subsequent to the Fluor divestiture.

Industrial Services Group

      The Industrial Services Group is the successor to the industrial cleaning businesses of the Industrial Outsourcing Group and all of the businesses of the Environmental Services Group. The integrated Group provides a broad range of industrial and environmental services, with approximately 86 locations and approximately 5,500 employees at December 31, 2002. The Group has a significant presence in the heavily industrialized regions of the Northeast, Northwest, Midwest and Southeast United States and Southern Ontario. The Group is headquartered in Houston, Texas. See Note 21 of Notes to Consolidated Financial Statements for certain financial information of the Industrial Services Group for the years ended December 31, 2002, 2001 and 2000 (reclassified to reflect current segments).

      The Industrial Services Group primarily serves heavy industry, with the deepest market penetration in the refining, petrochemical and utilities industries. Services provided by the Group include industrial cleaning and maintenance, decommissioning and remediation services. The Group also provides commercial and industrial by-product collection, processing and disposal, engineered fuel blending, solvent distillation, analytical services, container- and tank-cleaning services, on-site services, lab packing, household hazardous waste services and emergency response services to generators of hazardous wastes. The Group also operates wastewater treatment facilities to manage wastes generated by these operations and three rail car cleaning facilities. PSC is one of the largest independent operators of container- and tank-cleaning facilities in North America. In addition, the group operates an engineered landfill in Stoney Creek, Ontario that is licensed to receive non-hazardous commercial and industrial wastes.

      Laboratory analytical testing across North America is provided through a network of environmental laboratories, primarily based in Canada. Analytical services are offered to the Group’s engineering and consulting clients and also are utilized to meet the Group’s internal analytical testing requirements. The Group also provides emergency response services, including containment, clean-up, and disposal of material resulting from the inadvertent release of dangerous or hazardous materials, and wastes or spills of material that are unusual to the environment in quantity or quality.

Metals Services Group

      The Metals Services Group provides ferrous and non-ferrous scrap collection and processing services, brokerage and transportation and on-site mill services. The Group is one of the largest providers of ferrous scrap processing and brokerage services in North America. The Metals Services operations are concentrated in the Southeast United States, the Ohio-Pittsburgh corridor, and the Southern Great Lakes Basin, and employed approximately 1,000 people at approximately 30 locations at December 31, 2002. The Group provides services to North American steel companies and is headquartered in Cleveland, Ohio. See Note 21 of Notes to Consolidated Financial Statements for certain financial information of the Metals Services Group for the years ended December 31, 2002, 2001 and 2000.

      The Metals Services Group is a major processor and broker of ferrous scrap to steel mills and foundries. In 2002, the Group processed approximately 1.7 million tons of scrap. Ferrous scrap is generated as a by-product of metals stamping and fabrication and is also derived from post-consumer sources such as cars and refrigerators. It is processed by baling, shearing, separation or shredding during which time the material is graded and sorted. The primary consumers of ferrous scrap are the foundry industry and steel mills, which use ferrous scrap as a primary feedstock. The Group’s operations are regionally concentrated close to industrial scrap producers and other suppliers and to local steel mills.

      The Metals Services Group’s prices for ferrous scrap are established and adjusted based upon prices offered monthly by the major steel producers. The price of ferrous scrap is a significant factor influencing the profitability of the Group. The Group manages its commodity price risk by acquiring ferrous metal scrap as it is needed for its clients and maintaining relatively low inventories of scrap and processed metals that are turned regularly.

      The Group also operates a large brokerage business, which involves the purchase of scrap from generators and the sale and transportation of the scrap to the Company’s steel mill and foundry customers to meet their raw material requirements. In 2002, the Company brokered approximately 1.8 million tons of scrap.

Project Services Division

      The Project Services Division (post-Fluor divesture) provides turnaround and outage services for facilities requiring a union workforce, catalyst services to chemical and petrochemical facilities and refineries, decontamination, heat exchange maintenance, and refractory and corrosion prevention services. The Division utilizes technologies that reduce the downtime associated with the turnaround and outage projects and reduces the safety risks associated with confined space entry. See Note 21 of Notes to Consolidated Financial Statements for certain financial information of PSD for the years ended December 31, 2002, 2001, and 2000 (reclassified to reflect current segments).

Backlog

      Revenue backlog was $136.4 million as at December 31, 2002, with all of the work anticipated to be completed in 2003. Contracts representing $120.6 million of this backlog were transferred to Fluor in the Fluor divestiture. While backlog can be an indication of expected future revenues, backlog is subject to revisions from time to time due to cancellations, modifications and changes in the scope of projects or their design and construction schedules. There can be no assurance whether or when backlog will be realized as revenue. While the Metals Services Group and certain divisions of the Industrial Services Group have alliances with customers, they do not have contracts for committed volumes or fixed price arrangements and, therefore, do not have any revenue backlog.

Impact of Inflation, Economic Conditions and Seasonality

      The Company’s operating groups are impacted by seasonal demands for their services. However, the sector that was most seasonal and historically made the most severe demands for seasonal working capital was the portion of the PSD business sold in the Fluor divestiture. Large maintenance projects including turnaround and outage services in the refining, petrochemical and utilities industries, are primarily scheduled in the spring and fall, which are lower demand periods in these industries. The Industrial Services Group and Project Services Division are still impacted by some seasonality in both demand for personnel and demand for working capital. Moreover, inclement weather during the winter months, primarily in the Northeast, can affect the ability of these businesses to provide services and can depress the demand for services from customers. The Metals Services Group is impacted by traditional steel industry shutdowns in the summer months and December.

      A general economic slowdown results in the Company experiencing lower levels of activity and demand for its services in all business segments.

Proprietary Technology

      The Company possesses a body of patented and unpatented technology that it uses in its business. For example, the Industrial Services Group utilizes Life Guard™, a technology for decontaminating hydrocarbons in refinery towers and vessels to reduce potential health and safety impacts during cleaning and maintenance activities. Additionally, the Metals Services Group applies processing technologies to obtain better yields from ferrous scrap, as well as produce a higher-quality and higher-density product to meet the melt requirements of its steel mill clients. However, proprietary technology is not a driving force for the Company, and the Company performs minimal research and development activity. Although the Company possesses patents for certain of its technologies, it relies primarily on trade secret protection and confidentiality to protect its proprietary technologies. There can be no assurance that the Company will be able to maintain the confidentiality of its technology; however, the Company does not believe the loss of any single patent or trade secret would materially affect its business.

      Several patented technologies were transferred to Fluor in the divestiture. These include the Fast Draw® technology, a remote control heat exchanger bundle extraction technology, the Fast Clean™ technology, a semi-robotic heat exchanger bundle cleaning process, and a welding and heat-treatment process. Fluor licensed the Fast Clean and Fast Draw technology back to PSC subject to certain conditions. Principal among these conditions are that the technology be used by PSC (or a successor in interest) solely in connection with projects conducted by union services for four years from closing. Thereafter, PSC may use the technology in any business. Other conditions relate primarily to safety, training and insurance. Neither party is obligated to provide the other with any improvements of the technology.

Sales and Marketing

      The Company’s sales and marketing objective is to establish long-term relationships with its clients and develop a thorough understanding of their businesses to create value for clients by providing differentiated products and services. Through these relationships, the Company works with its clients to maximize their process efficiencies, reduce down time and health, safety and environmental risks, and minimize waste destined for end-disposal.

Industrial Services Group

      The Industrial Services Group places less emphasis on traditional sales approaches to capture new clients for its industrial cleaning business and more on selling a range of services to its existing industrial client base. The Company has established a base of clients crossing key industrial sectors. This process is carried out by sales and operating personnel who have relationships with these clients. To support many of its industrial services contracts, PSC dedicates on-site personnel at some clients’ facilities to manage the relationship. PSC seeks to enter into master service agreements with large clients to establish the Company as an approved national vendor. Master service agreements are a primary vehicle for large companies to reduce the number of suppliers and control costs while concurrently establishing high standards of service delivery.

      Environmental services are primarily marketed to mid-size accounts by a sales force that relies on more traditional marketing methods to broaden its customer base. The Group participates in competitive bidding processes to obtain contracts granted by municipalities, local governments or private enterprise for services such as analytical services and household hazardous waste management. Contracts are generally awarded on the basis of sealed bids submitted by interested bidders, and competition for these contracts is generally intense.

Metals Services Group

      The Metals Services Group employs account representatives within its brokerage business who are responsible for purchasing scrap from commercial and industrial generators and selling the scrap to end-users, principally steel mills. The Group has established relationships with scrap generators as well as end users. The market for the Group’s services is narrow and largely relationship oriented and geographically based. The Group’s account representatives and location managers are principally responsible for managing and growing client relationships.

Competition

      The industrial and metals services industries are highly competitive and require substantial capital resources. Competition is both national and regional in nature, and the level of competition faced by the Company in its various lines of business is significant. The Company provides outsourcing services that, while non-core to its customers’ primary business activities, are critical to the customers’ operations. The Company’s customers are seeking to improve competitiveness by focusing on their core businesses, reducing costs and accessing specialized technologies and expertise through more effective vendor relationships. Three key trends that the Company believes have developed as a result are: (i) increased outsourcing of non-core services; (ii) a reduction in the number of vendors from which outsourced services are purchased; and (iii) a trend towards longer-term and broader-based vendor alliances. The Company believes that its operations benefit from these trends.

      Potential customers of the Company typically evaluate a number of criteria, including price, service, reliability, safety, prior experience, financial capability and liability management. The Company believes its primary competitive strengths are: (i) a range of industrial services; (ii) a good safety record; and (iii) skilled and experienced employees. The Company competes with a variety of companies that may be larger in particular business lines in which the Company operates. The Company seeks to enhance its competitive position by increasing the efficiency of its operations through economies of scale and increased recovery rates, thereby lowering its costs, which increases margin and gives it pricing flexibility. The Company also seeks to provide multiple services to its customers at their plant locations. The Company’s competitive position has been damaged by continuing market concerns about its financial condition since its emergence from bankruptcy in 2000.

      Industrial outsourcing and metals services companies operate in a largely unconsolidated market. PSC competes with a number of local service providers who do not offer a similar breadth of services or geographic reach. PSC’s revenue is primarily generated from the Company’s large corporate accounts, with heavy concentration in the refining, petrochemical and steel industries. The Company cannot yet fully assess whether the reduced range of services as a result of the PSD divestiture will negatively impact the Company’s ability to attract and retain large industrial customers. The Company expects, however, that the reduced seasonal demand on its working capital will permit it to improve and expand services in its remaining businesses and become more competitive.

Industrial Services Group

      The Industrial Services Group competes with numerous local, regional and national companies of varying sizes, many of which have greater financial resources and flexibility than the Company. Competition for industrial outsourcing services is based primarily on unit prices, productivity, safety, innovative approaches and quality of service.

      The waste management services offered by the Industrial Services Group compete with other services provided in the hazardous waste management industry. The Group competes for waste streams by employing technologies that minimize on-site waste generation for its clients, maximizing the value of, and reuse opportunities for, industrial by-products and servicing small quantity generators, where there is strong demand for the Group’s by-products collection and management services.

      The Group concentrates on servicing the small to mid-size waste generator market. The Group’s network of waste processing and by-product recovery facilities enables it to provide its clients with a competitive alternative to conventional disposal. The Group does not own or control any waste end-disposal facilities in the United States, and depends on obtaining competitive rates from such facilities in order to provide its clients with competitive waste-management services. This lack of proprietary end-disposal capacity is a competitive limitation for the Group.

Metals Services Group

      The primary competitors of the Metals Services Group on the purchase side are other scrap processors in regions where the Group operates. Availability depends upon the level of economic activity in the industries from which the Group acquires its scrap. The Company believes that its longstanding relationship with generators of metal-bearing scrap provides it with a stable source of supply. In its scrap processing and brokerage operations, the Group competes for access to scrap with large regional operators as well as numerous smaller operators. On the sale side, scrap prices tend to respond to worldwide supply and demand from steel mill customers and, therefore, can be highly volatile. The Metals Services Group competes by offering a secure supply of high-quality scrap that is processed according to customer specifications and by providing a range of additional on-site mill services.

Government Regulation

      The Company is subject to significant government regulation, including stringent environmental laws and regulations. Among other things, these laws and regulations impose requirements to control discharges to the air, soil and surface and subsurface waters. The Company is also subject to regulations regarding health, safety, zoning, land use and the handling and transportation of industrial by-products and waste materials. This regulatory framework imposes considerable compliance burdens and costs on the Company. See “Capital Expenditures” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of the Company’s estimated capital expenditures in relation to environmental compliance matters. Notwithstanding the burdens of this compliance, the Company believes that its business prospects are enhanced by the enforcement of environmental laws and regulations by government agencies.

      Applicable federal and state or provincial laws and regulations regulate many aspects of the industrial and metal services industries. Laws and regulations typically provide operating standards for treatment, storage, management and disposal of waste and set limits on the release of contaminants into the environment. Such laws and regulations, among other things, (i) regulate the nature of the industrial by-products and wastes that the Company can accept for processing at its treatment, storage and disposal facilities, the nature of the treatment it can provide at such facilities and the location and expansion of such facilities; (ii) impose liability for remediation and clean-up of environmental contamination, including spills or releases of certain industrial by-products and waste materials resulting from shipping waste off-site or past and present operations at the Company’s facilities; and (iii) may require financial assurance that funds will be available for the clean-up and remediation or the closure and, in some cases, post-closure care of sites. Such laws and regulations also require manifests to be completed and delivered in connection with any shipment of prescribed materials so that the movement and disposal of such material can be traced and the persons responsible for any mishandling of such material identified.

      This regulatory process also requires the Company to obtain and retain numerous governmental approvals, licenses and permits to conduct its operations. In addition, because a portion of the Company’s business consists of the transportation of wastes, including hazardous wastes, the Company is subject to United States Department of Transportation and other regulations requiring certain licensing, permits and other government approvals. Operating permits need to be renewed periodically and may be subject to revocation, modification, denial or non-renewal for various reasons, including the failure of the Company to satisfy regulatory concerns. Adverse decisions by governmental authorities on permit applications submitted by the Company may result in abandonment or delay of projects, premature closure of facilities or restriction of operations, all of which could have a material adverse effect on the Company’s financial condition.

      Federal, state, provincial, local and foreign governments have also from time to time proposed or adopted other types of laws, regulations or initiatives with respect to the industrial and metal services industry. Included are laws, regulations and initiatives to ban or restrict the shipment of wastes, impose higher taxes on out-of-state waste shipments than in-state shipments, and reclassify certain categories of non-hazardous wastes as hazardous. Certain state and local governments have promulgated “flow control” regulations that attempt to require that all waste generated within the state or local jurisdiction must go to certain disposal sites. Due to the complexity of regulation of the industry and to public pressure, implementation of existing or future laws, regulations or initiatives by different levels of governments may be inconsistent and are difficult to foresee.

      The Company’s facilities are subject to periodic unannounced inspection by federal, provincial, state and local authorities to ensure compliance with license terms and applicable laws and regulations. The Company generally works with such authorities to remedy any deficiencies found during such inspections. If serious violations are found or deficiencies, if any, are not remedied, the Company could incur substantial fines, penalties and other expenses.

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

      The industrial and metal services industries in North America have become subject to extensive and evolving regulation. The Company makes a continuing effort to anticipate relevant material regulatory, political and legal developments, but it cannot predict the extent to which any future legislation or regulation may affect its operations. The Company believes that with heightened legal, political and citizen awareness and concerns, companies in the industrial and metal services industries may from time to time incur fines and penalties and will be faced, in the normal course of business, with the need to expend funds for capital projects, remedial work and operating activities, such as environmental contamination monitoring, and related activities. Regulatory or technological developments relating to the environment may require companies engaged in the industrial and metal services industries to modify, supplement or replace equipment and facilities at costs that may be substantial. Because the businesses in which the Company is engaged are intrinsically connected with the protection of the environment and the potential discharge of materials into the environment, a portion of the Company’s capital expenditures is expected to relate, directly or indirectly, to such equipment and facilities. Moreover, it is possible that future developments, such as increasingly strict environmental laws and regulations, and enforcement policies thereunder, could affect the manner in which the Company operates its projects and conducts its business, including the handling, processing or disposal of the industrial by-products and waste materials generated thereby.

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

      In the United States, statutory liability stems primarily from the Comprehensive Environmental Response Compensation and Liability Act of 1980 (“CERCLA”) and its state equivalents (collectively, “Superfund”) and the Resource Conservation and Recovery Act of 1976 (“RCRA”) and similar state statutes. CERCLA imposes joint and several liability for the costs of remediation and natural resource damages on the owner or operator of a facility from which there is a release or a threat of a release of a hazardous substance into the environment and on the generators and transporters of those hazardous substances. Under RCRA and equivalent state laws, regulatory authorities may require, pursuant to administrative order or as a condition of an operating permit, that the owner or operator of a regulated facility take corrective action with respect to contamination resulting from past or present operations. Such laws also require that the owner or operator of regulated facilities provide assurance that funds will be available for the closure and, in some cases, post-closure care of its facilities. The Company is exposed to potential liability under RCRA, CERCLA and their state-law equivalents resulting from the handling and transportation of such wastes and for alleged environmental damage associated with past, present and future waste-disposal practices. There may also be common law liability for personal injury caused by hazardous substances. The Company may face similar potential liability in other countries in which it operates.

      The Company is aware that hazardous substances are present in some of the landfills and transfer, storage, processing and disposal facilities used by it. Certain of these sites have experienced environmental problems, and clean-up and remediation is required. The Predecessor Company grew in the past by acquiring other businesses. As a result, the Predecessor Company acquired, and the Company may in the future acquire, landfills and other transfer and processing sites that contain hazardous substances or that have other potential environmental problems and related liabilities, and may acquire businesses that in the future incur substantial liabilities arising out of their respective past practices, including past disposal practices, which acquisitions may expose the Company to potential liability under RCRA and CERCLA and their state law and Canadian provincial equivalents.

      Certain of PSC’s metals facilities and certain of its transfer, storage, processing and disposal facilities are environmentally impaired as a result of operating practices at the sites, and remediation will be required at a substantial cost. Investigations of these sites have characterized to varying degrees the nature and extent of the contamination. PSC, in conjunction with environmental regulatory agencies, has in some instances commenced remediation of the sites in accordance with approved corrective action plans pursuant to permits or other agreements with regulatory authorities. The Company has established procedures to periodically evaluate these sites, giving consideration to the nature and extent of the contamination. Estimated remediation costs, for individual sites and in the aggregate, are substantial. While the Company maintains reserves for these matters based upon cost estimates, there can be no assurance that the ultimate cost and expense of corrective action will not exceed such reserves and have a material adverse impact on the Company’s operations or financial condition.

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

Employees

      At December 31, 2002, PSC employed approximately 8,600 full-time employees, of whom approximately 1,000 are unionized. Of the total employees, approximately 5,500 worked in the Industrial Services Group, approximately 1,000 worked in the Metals Services Group, approximately 2,000 worked in the Project Services Division, and approximately 100 worked in shared services/ corporate.

Item 2.	Properties

      At December 31, 2002, the Company operated 147 locations primarily in North America. Of these locations, 17 were divested to Fluor in whole or in part as part of the Fluor divestiture. The Company believes that most of its primary existing facilities are effectively utilized, well maintained and in good condition. The Company continues to divest itself of unneeded or underutilized properties. The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available as required. The Company’s corporate headquarters are located in Houston, Texas and comprise leased premises of 50,000 square feet. The following is a list of the principal sites from which the Company conducts its operations. Unless otherwise indicated, all of the listed sites are owned by PSC or a wholly owned subsidiary, subject to the security interests of the Company’s lenders under the credit facility and the revolving operating facility described elsewhere herein.

Industrial Services Group

Owner	Location	Nature of Services Provided(1)

PSC Industrial Outsourcing, Inc.	Benicia, California	service depot
	Deerpark, Texas	service depot(2)
	Reserve, Louisiana	service depot(2)
	Houston, Texas	service depot
	Los Angeles, California	service depot
Burlington Environmental, Inc.	Kansas City, Missouri	by-products collection, processing and transfer
	Seattle, Washington	by-products collection, processing and transfer
	Kent, Washington	by-products collection, processing and transfer
	Tacoma, Washington	by-products collection, processing and transfer
Nortru, Inc.	Detroit, Michigan	by-products collection, processing and transfer
Cousins Waste Control Corporation	Toledo, Ohio	by-products industrial services contracting
Northland Environmental, Inc.	Providence, Rhode Island	by-products collection, processing and transfer
Republic Environmental Systems (Pennsylvania) Inc.	Hatfield, Pennsylvania	by-products collection, processing and transfer
Philip Reclamation Services, Houston Inc.	Houston, Texas	by-products collection, processing and transfer

Metals Services Group

Owner	Location	Nature of Services Provided(1)

PSC Metals, Inc.	Burns Harbor, Indiana	metals collection, processing and transfer(2)
	St. Louis, Missouri	metals collection, processing and transfer
	Beaver Falls, Pennsylvania	metals collection, processing and transfer
	Nashville, Tennessee	metals collection, processing and transfer(2)
	Chattanooga, Tennessee	metals collection, processing and transfer
	Harriman, Tennessee	metals collection, processing and transfer(2)
	Knoxville, Tennessee	metals collection, processing and transfer(2)
	Cleveland, Ohio	metals collection, processing and transfer(2)
	Canton, Ohio	metals collection, processing and transfer(2)
	Hamilton, Ontario	metals collection, processing and transfer
	Granite City, Illinois	metals collection, processing and transfer(2)
	Aurora, Illinois	metals collection, processing and transfer(2)
	Columbus, Ohio	metals collection, processing and transfer(2)
	Ashland, Virginia	metals collection, processing and transfer(2)

Project Services Division

Owner	Location	Nature of Services Provided(1)

PSC Industrial Outsourcing, Inc.	Houston, Texas	service depot(3)
	Toledo, Ohio	service depot
	Sand Springs, Oklahoma	service depot(3)

(1)	A number of the Company’s subsidiaries operate sites that provide services in more than one category.

(2)	Leased facility.

(3)	Facility divested subsequent to December 31, 2002 through the Fluor divestiture.

Item 3.	Legal Proceedings

      On June 27, 2001 the Port Authority of the City of Quebec filed a claim with the Superior Court for the District of Quebec, Canada, against the Predecessor Company for damages for failure to return leased property to its condition when first leased in 1993. The leased property was abandoned in the bankruptcy. The claim, including environmental investigation costs and estimated clean-up costs, is CDN $1,900,000. The Company filed an appearance in defense of the present and former officers and directors. An answer was filed in October 2002. Insurance coverage has been denied.

      In addition to the matter discussed above, from time to time PSC becomes aware of compliance matters relating to, or receives notice from Federal, state, or local governmental entities of, alleged violations of environmental, health, and/or safety laws and regulations pertaining to, among other things, the disposal or discharge of chemical substances (including hazardous wastes). In some instances, these matters may become the subject of administrative proceedings or lawsuits and may involve monetary sanctions of $100,000 or more (exclusive of interest and costs).

      The Company is a defendant in numerous lawsuits for which the Company has insurance coverage. Each of these suits is, in the event of an adverse verdict, subject to a deductible. The Company currently has a deductible of $1 million on most coverages and $2 million on property. Accordingly, for many of these suits, the Company is effectively self-insured. Although the Company does not believe that the uninsured liability from any single suit would be material, it is not possible to predict the effect of cumulative deductibles.

      The Company is named as a defendant in a number of other lawsuits which have arisen in the ordinary course of its business. The Company believes that except as otherwise reported herein, neither insured litigation nor other litigation is likely to have a material adverse effect on its business or financial condition. The Company has made provision in its Consolidated Financial Statements for potential liability from litigation in certain instances.

      The Company is unable to predict the outcome of certain of the foregoing matters, and cannot provide assurance that these or future matters will not have a material adverse effect on the result of operations or financial condition of the Company.

Item 4.     Submission of Matters to a Vote of Security Holders

      The Company’s annual meeting of stockholders was held on December 19, 2002, at the Omni Houston Hotel in Houston, Texas. At the annual meeting, the Company’s stockholders voted on five proposals: (1) the election of six nominees to serve as directors until the 2003 Annual Meeting of Stockholders; (2) the ratification of the selection of KPMG LLP as the Company’s independent auditors for the year ending December 31, 2002; (3) the amendment and restatement of the Company’s Certificate of Incorporation; (4) the amendment of the Nonemployee Directors Restricted Stock Plan; and (5) the adoption of a (2002) Stock-Based Bonus Plan. The voting of the Company’s stockholders as to these matters was as follows:

      (a) Election of Directors — Voting Results

                Directors elected

Harold First
18,501,070	For
474,928	Voted to Withhold Authority
Edmund B. Frost
18,504,186	For
474,812	Voted to Withhold Authority
Robert L. Knauss
18,503,898	For
475,100	Voted to Withhold Authority
Robert J. Mitchell
18,504,027	For
474,971	Voted to Withhold Authority
Stanley N. Nortman
18,504,238	For
474,960	Voted to Withhold Authority
Felix Pardo
18,504,329	For
474,669	Voted to Withhold Authority

      (b) Matters Voted Upon

                Proposal to Ratify the appointment of KPMG LLP as independent auditors for 2002

18,972,830	For
3,723	Against
2,895	Abstain

                Proposal to Amend and Restate the Certificate of Incorporation

15,868,878	For
477,384	Against
6,030	Abstain

                Proposal to Amend the Non-Employee Directors Restricted Stock Plan

15,793,797	For
488,990	Against
17,967	Abstain

                Proposal to Adopt the (2002) Stock-Based Bonus Plan

15,759,798	For
94,202	Against
19,044	Abstain

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

      The Company’s common stock traded under the symbol “PSCD” in the United States on the Nasdaq National Market tier of the Nasdaq Stock Market (“Nasdaq”) from May 22, 2000 through July 9, 2002, at which time the shares were delisted for failure to file a quarterly report on Form 10-Q for the quarter ended March 31, 2002 that had been reviewed by the Company’s auditors and the failure to satisfy the net tangible assets/stockholders’ equity requirements under the Nasdaq Marketplace Rules. Thereafter, the Company’s common stock has been listed in the pink sheets and has not been traded on an established public trading market in the United States. The Company’s common stock has also been traded under the symbol “PSC” in Canada on the Toronto Stock Exchange since May 22, 2000.

      The following table sets forth for the periods indicated (based on the year ended December 31) the high and low sale prices per share of the Company’s common stock as reported on Nasdaq.

	Price Range of
	Common Stock — Nasdaq

	High	Low

2002
First quarter	1.28	0.81
Second quarter	1.22	0.40
Third quarter (through July 9)	0.68	0.42
2001
First quarter	4.50	2.75
Second quarter	3.81	2.60
Third quarter	3.56	2.36
Fourth quarter	3.00	.63

      At April 11, 2003, there were 27,909,342 shares of common stock outstanding and held of record by approximately 1,200 stockholders of record.

Dividend Policy

      The Company has never declared or paid any cash dividends on its common stock. The Company currently intends to retain any future earnings for use in its business and does not anticipate paying any cash dividends on its common stock in the foreseeable future. Any future declaration and payment of dividends will be subject to the discretion of the Company’s Board of Directors and to applicable law and will depend upon the Company’s results of operations, earnings, financial condition, contractual limitations, cash requirements, future prospects and other factors deemed relevant by the Company’s Board of Directors. The Company’s credit facility and revolving operating facility prohibit the payment of dividends by the Company other than to certain subsidiaries.

Securities Authorized for Issuance Under Equity Compensation Plans

      The Company’s stock-based benefit plans and arrangements outstanding as of December 31, 2002 consist of the Philip Services Corporation Stock Option Plan (the “Stock Option Plan”), options to purchase 500,000 shares of common stock issued to the Company’s then CEO, Mr. Fernandes, the Philip Services Corporation Officers Stock-Based Bonus Plan (the “Officers’ Plan”), the Non-Employee Directors Restricted Stock Plan (the “Directors Plan”) and the Philip Services Corporation (2002) Stock-Based Bonus Plan (the “2002 Plan”). Each of the Stock Option Plan and the grant to Mr. Fernandes was adopted as part of or in connection with the Plan. Accordingly, no separate stockholder approval was obtained. Each of the other plans was approved by the Company’s stockholders. The following table provides information regarding such plans and arrangement as of December 31, 2002. Additional information on these plans is contained in Note 17 of Notes to Consolidated Financial Statements.

EQUITY COMPENSATION PLAN INFORMATION

	Number of Securities
	to be Issued Upon		Number of Securities
	Exercise of	Weighted-Average Exercise	Remaining Available for
Plan Category	Outstanding Options	Price of Outstanding Options	Future Issuance(1)

Equity Compensation Plans
Approved by Security Holders	1,034,934	$0.51	1,565,066 (2)
Equity Compensation Plans
Not Approved by Security Holders	1,011,452	6.40	528,548
Total	2,046,386	$3.63	2,093,614

(1)	Excludes securities reflected in the first column of table.

(2)	Includes 292,456 shares available for issuance as shares of restricted stock under the Directors Plan, 647,610 shares available for issuance under the Officers’ Plan, 425,000 shares available for issuance for grants to key executives and managerial employees under the 2002 Plan and 200,000 shares available for issuance for grants to non-employee directors under the 2002 Plan. No further awards will be granted under the Officers’ Plan. The 2002 Plan, adopted by the stockholders of the Company, supplanted the Officers’ Plan. Existing grants under the Officers’ Plan will remain outstanding until they are exercised, are forfeited or expire.

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

      Due to changes in the financial structure of the Company and the application of fresh start reporting as a result of the consummation of the Plan under the reorganization proceedings, the Consolidated Financial Statements of the Company issued subsequent to Plan implementation are not comparable with the Consolidated Financial Statements issued by the Predecessor Company. A black line has been drawn on the accompanying financial statements to separate and distinguish between the financial information that relates to the Company and the financial information that relates to the Predecessor Company. Financial information regarding the Predecessor Company has been compiled by the Company.

      [This black line does not appear in the electronically filed version of this Form 10-K]

      The selected financial data should be read in conjunction with the accompanying Consolidated Financial Statements of the Company and the related notes thereto. Cash dividends were not paid during the periods set forth below. The basic and diluted earnings (loss) per share for the Predecessor Company have not been presented as they are not comparable to subsequent periods due to the Plan implementation and fresh start reporting. (In thousands of dollars, except per share amounts).

				Predecessor Company

	Year	Year	Nine Months	Three Months
	Ended	Ended	Ended	Ended	Years ended December 31,
	December 31,	December 31,	December 31,	March 31,
	2002	2001	2000	2000	1999	1998

				(unaudited)	(unaudited)	(unaudited)
Statement of Earnings Data:
Revenue	$1,118,460	$1,144,753	$916,996	$382,589	$1,322,045	$1,969,774
Operating expenses	953,051	987,023	797,308	333,817	1,185,673	1,725,175
Selling, general and administrative costs	106,758	147,111	98,379	31,783	167,054	273,254
Depreciation and amortization	40,341	40,001	31,484	11,388	48,898	91,108
Asset impairments and other unusual costs	10,889	11,935	17,117	—	—	1,109,877

Income (loss) from operations	7,421	(41,317)	(27,292)	5,601	(79,580)	(1,229,640)
Interest expense	50,849	39,301	28,983	854	52,462	74,477
Other (income) and expense — net	87	1,252	(4,827)	(11,636)	(7,714)	(1,968)

Income (loss) from continuing operations before income taxes, reorganization costs and cumulative effect of change in accounting principle	(43,515)	(81,870)	(51,448)	16,383	(124,328)	(1,302,149)
Reorganization costs	—	—	—	20,607	164,205	—
Provision for income taxes	1,790	840	3,863	732	(6,822)	34,134

Loss from continuing operations before cumulative effect of change in accounting principle	$(45,305)	$(82,710)	$(55,311)	$(4,956)	$(281,711)	$(1,336,283)

Basic and diluted loss per common share- continuing operations	$(1.68)	$(3.44)	$(2.30)	n/a	n/a	n/a
Weighted average number of shares of common stock outstanding	26,873	24,060	24,037	n/a	n/a	n/a
Balance Sheet Data: (end of period)
Working capital (deficiency)	$96,243	$92,905	$174,702	$233,995	$236,254	$(772,168)
Total assets	601,010	639,403	722,549	867,755	861,579	1,098,857
Total debt including current maturities	392,102	354,213	347,270	1,152,036	1,153,653	1,097,546
Stockholders’ equity (deficit)	(63,550)	(11,031)	70,582	(644,725)	(641,133)	(393,125)
Other Data:
Additions to property, plant and equipment for continuing operations	28,449	47,613	39,549	11,185	29,313	59,053

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

      PSC is an industrial and metals services company reporting in three segments: (i) the Industrial Services Group; (ii) the Metals Services Group, and (iii) the Project Services Division. At December 31, 2002, PSC had approximately 8,600 full-time employees at over 147 locations primarily in North America. The Company’s operations are based primarily in the United States. For geographical information, see Note 21 of Notes to Consolidated Financial Statements.

      The Company earns revenue by providing its industrial and project services described in Item 1. Business and from the sale of recovered metals. Other sources of revenue include fees charged for environmental consulting and engineering and other services.

      The Company’s operating expenses include direct labor, indirect labor, payroll-related taxes, benefits, fuel, maintenance and repairs of equipment and facilities, depreciation, insurance, property taxes and accrual for future closure and remediation costs. Selling, general and administrative expenses include management salaries, clerical and administrative costs, provisions for bad debts, professional services and facility rentals, as well as costs related to the Company’s marketing and sales force.

      The Company’s financial statements contained in this Form 10-K have been prepared on the assumption that it will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The report of KPMG LLP, the Company’s independent accountants, on the Company’s financial statements as of and for the year ended December 31, 2002, contained in this Form 10-K includes an explanatory paragraph which states that the expiration of the Company’s revolving operating facility on June 2, 2003, and the absence of a replacement revolving operating facility, raises substantial doubt about the Company’s ability to continue as a going concern.

      The Consolidated Financial Statements herein contain information relating to Philip Services Corporation and its subsidiaries, which has been prepared by management, and information relating to the Predecessor Company, which has been compiled by management of PSC. On April 7, 2000, Oldco and certain of its Canadian subsidiaries transferred substantially all of their assets and liabilities (except for liabilities subject to compromise) to the Company at fair value. The liabilities subject to compromise of $726.5 million were retained by Oldco and certain of its Canadian subsidiaries. As a result, Oldco remains insolvent. For financial reporting purposes, the effective date of the reorganization is March 31, 2000. Management of PSC has determined that certain consolidated financial and other information of the Predecessor Company may be of limited interest to the stockholders of PSC and has therefore included such information in this document. The consolidated financial information of the Predecessor Company does not reflect the effects of the application of fresh start reporting. Readers should, therefore, review this material with caution and not rely on the information concerning the Predecessor Company as being indicative of future results for the Company or providing an accurate comparison of financial performance.

Credit Facilities

      The Company operates under two credit facilities, the term loan and the revolving operating facility. The Company’s two credit facilities are more fully described in the “Liquidity and Capital Resources” section of this Form 10-K and in Note 9 of Notes to Consolidated Financial Statements. The revolving operating facility, which is senior to the term loan and provides day-to-day working capital for the Company, was scheduled to mature on April 8, 2003. Through a negotiated agreement, the revolving operating facility has been extended to June 2, 2003, subject to certain terms and fees described below.

      The Company intends to use the period of the extension to prepare to restructure its balance sheet and refinance its debt. It is anticipated that the restructuring will be effected through a proceeding under Chapter 11 of the Bankruptcy Code. To this end, the Company has retained bankruptcy counsel and is consulting with its significant stockholders, its lenders and its other advisors. Among other things, the Company is in discussions with its lenders concerning debtor-in-possession financing though there can be no assurances that such financing will be available or obtained.

      Under the amendment of the revolving operating facility executed with the lenders as of April 8, 2003, the lending commitment under Tranche A of the facility was reduced from $100 million to $78 million. The capacity under other tranches is unchanged, and as a result, the total capacity of the facility is unchanged. In connection with the amendment, the Company has paid an aggregate fee of $100,000 to the lenders under Tranche B-Prime, which are, respectively, affiliates of the Company’s two largest stockholders, Carl C. Icahn and affiliates and Stephen Feinberg and affiliates.

Results of Operations

      To facilitate a comparison of the Company’s operating performance, the following discussion of results of operations compares the consolidated financial results for the years ended December 31, 2002 and December 31, 2001, with the combined consolidated financial results for the twelve months ended December 31, 2000, which represents the consolidated financial results for the Predecessor Company for the three months ended March 31, 2000 and the consolidated results for the Company for the nine months ended December 31, 2000. Consequently, the prior year’s information presented below does not comply with AICPA’s Statement of Position 90-7 “Financial Reporting by Entities in Reorganization under the Bankruptcy Code”, which calls for separate reporting for the Company and the Predecessor Company. Additionally, the Company’s results of operations have been reclassified to reflect current segment reporting. The businesses divested to Fluor have been classified as discontinued operations in the Company’s Consolidated Financial Statement in accordance with FAS 144.

      The following table presents, for the periods indicated, the results of operations and the percentage relationships that the various items in the Consolidated Statements of Earnings bear to the consolidated revenue from continuing operations.

	Years ended December 31, ($ in millions)

	2002		2001		2000

					(unaudited)
Revenue	$1,118.5	100%	$1,144.8	100%	$1,299.6	100%
Operating expenses	953.1	85%	987.0	86%	1,131.1	87%
Selling, general and administrative costs	106.8	9%	147.1	13%	130.2	10%
Depreciation and amortization	40.3	4%	40.0	4%	42.9	3%
Asset impairment and other unusual costs	10.9	1%	11.9	1%	17.1	1%

Income (loss) from operations	7.4	1%	(41.3)	(4)%	(21.7)	(2)%
Interest expense	50.8	5%	39.3	3%	29.8	2%
Other (income) and expense-net	0.1	—	1.3	—	(16.5)	(1)%

Loss from continuing operations before income taxes and cumulative effect of change in accounting principle	(43.5)	(4)%	(81.9)	(7)%	(35.0)	(3)%
Reorganization costs	—	—	—	—	20.6	1%
Provision for income taxes	1.8	—	0.8	—	4.6	—

Loss from continuing operations before cumulative effect of change in accounting principle	(45.3)	(4)%	(82.7)	(7)%	(60.2)	(4)%
Cumulative effect of change in accounting principle, net of taxes	(2.4)	—	—	—	—	—
Income (loss) from discontinued operations, net of taxes	(11.5)	(1)%	4.6	—	15.2	1%
Fresh start adjustment	—	—	—	—	45.3	3%

Net income (loss)	$(59.2)	(5)%	$(78.1)	(7)%	$0.3	—

Earnings from Continuing Operations

      For the year ended December 31, 2002, the Company had a loss from continuing operations of $45.3 million. This compares to a loss of $82.7 million from continuing operations for the year ended December 31, 2001 and a loss for the combined Company and Predecessor Company from continuing operations of $60.2 million for the year ended December 31, 2000.

      The results of continuing operations for the years ended December 31, 2002, 2001 and 2000 were impacted by asset impairments and other unusual costs amounting to $10.9 million, $11.9 million, and $17.1 million respectively (see “Asset Impairment and Other Unusual Costs” below). The results of continuing operations for the year ended December 31, 2000, were impacted by reorganization costs amounting to $20.6 million (see “Reorganization Costs” below). Excluding these asset impairment and other unusual costs and reorganization costs, the results from continuing operations before income taxes and cumulative effect of change in accounting principle, interest expense and other (income) and expense-net were an income (loss) of $18.3 million, $(29.4) million, and $(4.6) million for the years ended December 31, 2002, 2001 and 2000, respectively.

Operating Results

      The operating results reflect the following:

	Year Ended December 31, 2002 ($ in millions)

	Industrial	Metals	Project
	Services	Services	Services	Corporate	Total

Revenue	$530.2	$483.9	$104.4	$—	$1,118.5
Income (loss) from operations	25.2	7.1	(4.6)	(20.3)	7.4

	Year Ended December 31, 2001 ($ in millions)

	Industrial	Metals	Project
	Services	Services	Services	Corporate	Total

Revenue	$572.2	$467.7	$104.9	$—	$1,144.8
Income (loss) from operations	9.7	(26.4)	(6.4)	(18.2)	(41.3)

	Year Ended December 31, 2000 ($ in millions) (unaudited)

	Industrial	Metals	Project
	Services	Services	Services	Corporate	Total

Revenue	$581.3	$605.3	$113.0	$—	$1,299.6
Income (loss) from operations	(8.5)	8.4	(1.6)	(20.0)	(21.7)

     Industrial Services Group

      Revenue from the Industrial Services Group decreased by $42.0 million or 7% for the year ended December 31, 2002, when compared to the prior year. The reduction in revenue is due primarily to the significant postponement, rescheduling or reduction in scope of certain large-scale maintenance and capital projects by the Group’s customers. The decline in market conditions surrounding the refining, petrochemical, power and pulp/paper industries were key contributors. Specifically, the decline in demand for refined petroleum products during most of 2002, in conjunction with the weak economy, has influenced a decline in market pricing for refined petroleum products, in turn driving a conscious and marked cutback in the amount of maintenance spending by many clients. Additionally, waste volumes in the technology and non-automotive manufacturing industries were down compared to peak generation periods in 2001, thus impacting the Group’s waste services business line. Also negatively impacting revenue was the first quarter 2002 divestiture of certain operations which produced $26.0 million of revenue in 2001. For the year ended December 31, 2001, revenue decreased $9.1 million or 2% when compared to the same period for 2000. Similar to 2002, the 2001 revenue decrease was principally attributable to the economic slowdown in general manufacturing industries that began to impact the revenue and profitability of the Industrial Services Group in the latter part of 2001, particularly customers continuing to defer projects following the events of September 11, 2001.

      Income (loss) from operations as a percentage of revenue was 5%, 2%, and (1)% for the years ended December 31, 2002, 2001 and 2000, respectively. Income from operations for 2002 was positively impacted by cost reduction initiatives and the settlement of a $19.8 million insurance litigation matter involving certain environmental sites offset by a $5.0 million charge for incremental environmental liabilities and a $2.4 million charge associated with the closure of one of the Company’s waste management facilities. Income from operations for 2001 was positively impacted by increases in revenue, improved asset utilization, closure and consolidation of unprofitable locations and cost reduction initiatives.

     Metals Services Group

      Revenue from the Metals Services Group increased by $16.2 million or 3% for the year ended December 31, 2002 compared to the prior year. This increase was principally due to higher volumes and a 7% increase in average scrap prices during the year. The increase in ferrous scrap metal prices is directly related to the reduction in foreign steel imports, the improvement in the U.S. steel industry operating rate and the corresponding increase in demand for ferrous scrap. For 2001, revenue decreased $137.6 million or 23% when compared to 2000 due to production cutbacks at domestic steel mills, a weak export market, an oversupply of industrial scrap and a strong availability of scrap alternatives. Several steel mills entered or operated under Chapter 11 bankruptcy during 2001. Additionally, a Canadian operation was sold in May 2001 that generated approximately $3 million and $8 million in revenue during 2001 and 2000, respectively.

      Income (loss) from operations as a percentage of revenue was 2%, (6)%, and 1% for the years ended December 31, 2002, 2001 and 2000, respectively. The increase in margin for 2002 compared to 2001 was primarily related to higher demand for domestically produced steel due to tariffs imposed on steel imports in the second quarter of 2002 coupled with an increase in the average scrap prices as mentioned above and the recording of $18.0 million of bad debt provision in 2001. The deterioration in 2001 from the prior year was principally due to the bad debt provision mentioned above, compared to $5.9 million in 2000, as well as operating losses incurred due to the low volume and pricing.

     Project Services Division

      Revenue from the Project Services Division decreased by $0.5 million or less than 1% for the year ended December 31, 2002 when compared to the prior year. For the year ended December 31, 2001, revenue decreased $8.1 million or 7% when compared to the same period for 2000. Income (loss) from operations as a percentage of revenue was (4)%, (6)%, and (1)% for the years ended December 31, 2002, 2001 and 2000, respectively.

      The business of PSD depends upon its engagement to perform services for construction, maintenance and similar projects and its performance as expected on those projects. The Division is often engaged in projects where its revenues are relatively fixed, making the profitability of the projects depend upon the Division’s costs in performing the contract for services and its ability to reliably estimate these costs. The existence of or delay in one or a few large projects in any period can materially impact the revenues of PSD for that period. The Division’s failure to accurately predict its costs on one or a few large projects can materially impact its profits in any period. The Division recorded a loss of $2.4 million on a project for the year ended December 31, 2002. The Division’s operating losses in 2002 and 2001 are also attributable to the economic slowdown that began to impact revenue and profitability of the Project Services Division in the latter part of 2001, which was most prominently noted in the postponement of some large maintenance projects handled by PSD, including turnaround and outage services. The decrease in revenues in 2001 compared with 2000 is principally attributable to the economic slowdown in the refining and chemical industries.

     Corporate

      The results of Corporate include expenses related to corporate overhead operations, the retained liabilities of the Company’s captive insurance company and other non-operating entities. The loss from operations was $(20.3), $(18.2), and $(20.0) million for the years ended December 31, 2002, 2001 and 2000, respectively.

The increases in corporate expenses between years are primarily attributable to corporate level bad debt charges and increases in risk insurance costs.

Asset Impairment and Other Unusual Costs

      For the year ended December 31, 2002, the Company’s asset impairment and other unusual costs were composed of the following:

	Year Ended December 31,

	2002	2001	2000

Business units, locations or activities to be exited:
Assets written down to estimated net realizable value	$0.6	$0.2	$5.7
Severance costs	1.9	0.3	4.8
Other exiting costs	4.7	2.9	1.2
Business units, locations or activities to be continued:
Assets written down to estimated net realizable value	0.5	1.8	—
Process re-engineering costs	3.2	6.7	5.4

	$10.9	$11.9	$17.1

     Business units, locations or activities to be exited:

      During 2002, the Company closed its corporate headquarters in Rosemont, Illinois and the corporate governance functions were moved to the shared service operations in Houston, Texas. Included in the unusual costs for the twelve-month period is $6.6 million in cash costs for severance and other exit costs to be incurred at these locations as a result of this closure. Twelve employees were terminated as a result of these restructurings. Also during 2002, the Company’s Metals Services Group terminated an existing mill service agreement with a customer and concurrently leased certain equipment back to a third party. An assessment of the recoverability of the net asset value for this equipment resulted in a non-cash asset impairment charge of $0.6 million.

      During 2001, the Company continued to seek operating efficiencies and identified locations or business units to be closed, resulting in non-cash costs for asset impairments of $0.2 million and $3.2 million in cash costs for severance and other exit costs to be incurred at these locations. There were 48 employees terminated as a result of these restructurings.

      During 2000, the Company made the decision to exit its European industrial outsourcing operations due to its limited geographical presence following the sale of the UK Metals business in the second quarter, resulting in $4.1 million in non-cash costs for asset impairments and $0.8 million in cash costs related to severance and other exit costs. Additionally, the Company made the decision in 2000 to close and/or consolidate several locations, resulting in cash costs of $5.2 million for severance and other exit costs and $1.6 million in non-cash costs relating to asset impairments. There were 132 employees terminated as a result of these restructurings.

     Business units, locations or activities to be continued:

      During 2002, $0.5 million non-cash impairment charge was recorded for certain impaired equipment in the Company’s waste management services business.

      The Company began in 2000 an initiative, the PSC Way, which continued through 2002, and was aimed at standardizing business processes and allowing the Company to operate more efficiently and share information and best practices. This initiative includes defining common business processes related to transactional functions as well as client relationships and includes establishing a common management systems platform. The total cash costs for the PSC Way initiative were $5.7 million, $12.2 million and $8.6 million during 2002, 2001 and 2000, respectively, of which $2.5 million, $5.5 million and $3.2 million, respectively, was capitalized to fixed assets and $3.2 million, $6.7 million and $5.4 million, respectively, was included in other unusual costs as process re-engineering costs.

      During 2001, a patent infringement lawsuit was settled during the year in which the Company agreed to discontinue the use of certain equipment parts at an ongoing operation. An assessment of the recoverability of the net asset value for this equipment resulted in a non-cash asset impairment charge of $1.8 million.

Selling, General and Administrative Costs

      Selling, general and administrative costs were $106.8 million or 9% of revenue in fiscal 2002 compared to $147.1 million or 13% of revenue in fiscal 2001. The decrease in selling, general and administrative costs in 2002 is attributable to increased operating efficiencies, decreases in the amount of bad debt charges, the divestiture of certain unprofitable operations and an insurance charge related to Reliance Insurance, which is discussed in Note 8 of Notes to Consolidated Financial Statements.

      Selling, general and administrative costs were $147.1 million or 13% of revenue in fiscal 2001 compared to $130.2 million or 10 % of revenue in fiscal 2000. Costs increased due to higher bad debt expense and an insurance charge related to Reliance Insurance, which is discussed in Note 8 of Notes to Consolidated Financial Statements.

Depreciation and Amortization

      Depreciation and amortization of property, plant and equipment was $40.3 million, $40.0 million and $42.9 million for the years ended 2002, 2001, and 2000, respectively. The $0.3 increase in depreciation and amortization in 2002 as compared to 2001 is a nominal change while the $2.9 million decrease in deprecation and amortization in 2001 as compared to 2000 is principally the result of the Company’s divested operations in 2000.

Interest Expense

      Interest expense in 2002 was $50.8 million, representing an increase of $11.5 million or 29% over 2001. This increase in interest expense was due to the Company’s amendment fees and other consideration related to the mezzanine financing amendment of the operating facility on April 12, 2002 coupled with additional interest expense of approximately $2.7 million due to increased average operating facility balances during 2002.

      Interest expense in 2001 was $39.3 million, representing an increase of $9.5 million over 2000. This increase was due to having a full twelve months of interest expense in 2001 compared to nine months of interest expense in 2000. The Predecessor Company’s reorganization resulted in suspended interest during the first quarter of 2000 being included in the balance of the debt at Fresh Start.

Other Income and Expense — Net

      Other (income) and expense — net, for the year ended December 31, 2002 was a net expense of $0.1 million resulting from the following:

•	Investment income of $2.3 million associated with certain investments of the Company;

•	A $2.0 million charge associated with the write-down of a certain escrow receivable owed to the Company;

•	A $1.3 million charge in conjunction with the write-down of the Company’s South American equity investments;

•	A $1.3 million gain associated with the settlement of a property insurance claim related to the Company’s Industrial Services Group; and

•	Net losses on asset sales of $0.4 million associated with disposals of certain other fixed assets of the Company.

      Other (income) and expense — net, for the year ended December 31, 2001 was a net expense of $1.3 million resulting from the following:

•	A $4.3 million gain associated with the sale of the Company’s metals recycling and mill services business in Montreal;

•	Investment income of $3.5 million associated with certain investments and equity interests of the Company;

•	A $6.8 million charge associated with the Company’s divestiture of its paint services operations;

•	A $1.8 million charge associated with the valuation and subsequent write-down of the Company’s investment in a joint venture for providing ferrous scrap material and handling services, Sparrows Point Scrap Services LLC.; and

•	Net losses on asset sales of $0.5 million associated with disposals of certain other fixed assets of the Company.

      Other (income) and expense — net, for the year ended December 31, 2000 was a net income of $(16.5) million which consisted of net gains on asset sales of $9.6 million coupled with interest earned and equity income on investments of $6.9 million.

Provision for Income Taxes

      In assessing the value of the deferred tax assets, management considered whether it would be more likely than not that all of the deferred tax assets will be realized. Projected future income tax planning strategies and the expected reversal of deferred tax liabilities are considered in making this assessment. Based on the level of historical taxable income, projections for future taxable income and subject to the limitation on the utilization of net operating loss carryforwards and excess interest deduction carryforwards, the Company has determined at this time that it is more likely than not that the Company will not realize the benefits of the deferred tax assets at December 31, 2002. The Company has recorded a valuation allowance of $265.8 million at December 31, 2002 and $239.5 million at December 31, 2001.

      Certain future events may result in the net operating loss and excess interest deduction carryforwards being utilized in the Company’s future income tax returns which the Company will record as a reduction in the valuation allowance. To the extent the utilized amount relates to a period prior to the reorganization, the associated credit will be to additional paid-in capital in accordance with the principles of fresh start reporting. To the extent the utilized amount relates to a period subsequent to the reorganization, the associated credit will be to the tax provision.

      The provisions for income tax in 2002 and 2001 result from taxes on profits in certain foreign jurisdictions and state income taxes on profits in certain states.

Reorganization Costs

      AICPA’s Statement of Position 90-7 “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” requires that costs for transactions and events directly associated with the reorganization of the Predecessor Company be recorded separately in the Consolidated Statement of Earnings. Reorganization costs of $20.6 million were recorded in the three months ended March 31, 2000, including $17.9 million in professional fees and $2.7 million in other costs.

Discontinued Operations and Divestitures

     Discontinued Operations

      For the twelve-months ended December 31, 2002, 2001 and 2000, the Company recognized before-tax income (loss) on discontinued operations of $(12.6) million, $5.7 million and $15.7 million, respectively. The before-tax income (loss) from discontinued operations results from the following:

•	During the fourth quarter of 2002, the facts and circumstances surrounding the Company’s business units divested to Fluor were such that they met FASB Statement No. 144 guidelines (See Note 24 of Notes to Consolidated Financial Statements) requiring the operations to be accounted for as discontinued operations whose assets are held for sale. As such, the Company recorded the results of operations for these businesses as discontinued on the Consolidated Statements of Earnings for the year ended December 31, 2002 and recorded the related assets as “held for sale” on the 2002 Consolidated Balance Sheet. The businesses divested to Fluor generated revenue of approximately $260.2 million, $302.9 million and $262.6 million, and before-tax income (loss) from discontinued operations of approximately $(8.3) million, $3.8 million and $16.1 million, in 2002, 2001 and 2000, respectively. On March 2, 2003, the bulk of the Project Services Division was sold for net proceeds of $21.2 million. The working capital of these business units sold, of approximately $43.0 million, was retained by PSC. Company management has not yet completed the calculation of the gain/loss on the Fluor divestiture.

•	Additionally, during the fourth quarter of 2002, the facts and circumstances surrounding the Company’s business plans for the Canadian Ferrous Division were such that they met FASB Statement No. 144 guidelines (See Note 24 of Notes to Consolidated Financial Statements) requiring the operations to be accounted for as discontinued operations whose assets are held for sale. As such, the Company recorded the results of operations for the Canadian Ferrous Division as discontinued on the Consolidated Statements of Earnings and recorded the related assets of the division as “held for sale” on the 2002 Consolidated Balance Sheet. The Company’s Canadian Ferrous Division generated revenue of approximately $40.1 million, $44.8 million and $49.6 million, and before-tax income from discontinued operations of approximately $1.4 million, $4.0 million and $0.4 million, in 2002, 2001 and 2000, respectively. Subsequent to December 31, 2002, certain assets of the Canadian Ferrous Division were sold for net proceeds of $3.8 million and a gain on the divestiture transaction was recorded in the amount of $1.4 million.

•	The impairment of assets ultimately sold related to the Company’s Demolition and Decommissioning business resulted in a loss for the twelve-months ended December 31, 2002 of $(2.8) million, in addition to before-tax loss from discontinued operations of $(4.1) million, $(3.1) million and $(1.3) million, in 2002, 2001 and 2000, respectively. Operations associated with these assets generated revenues of $3.1 million, $14.7 million and $21.3 million in 2002, 2001 and 2000, respectively.

•	The sale of certain other assets during 2002, with a net book value of $2.9 million generated a gain for the twelve-months ended December 31, 2002 of $2.3 million, in addition to before-tax income from discontinued operations of $0.2 million, $1.0 million and $1.3 million in 2002, 2001 and 2000, respectively. Operations associated with these assets generated revenues of $.5 million, $2.9 million and $3.3 million in 2002, 2001 and 2000, respectively.

•	A charge of $1.3 million for the impairment of assets held for sale as of December 31, 2002. The net book value of the assets was $2.0 million after impairment.

•	On May 18, 1999, Oldco sold its investment in Philip Utilities Management Corp. (“PUMC”) for cash proceeds of $70.1 million resulting in a gain of $39.1 million. The operations of PUMC (previously reported as the utilities management segment) have been treated as discontinued operations. In December 1998, Oldco made the decision to discontinue its non-ferrous and copper operations segments. A sale of certain of the aluminum operations (included in non-ferrous operations) closed on January 11, 1999 for total consideration of approximately $69.5 million. Revenue from the discontinued non-ferrous, copper and utilities management operations, net of intercompany revenue was $6.1 million and before-tax income (loss) from discontinued operations was $(0.8)

million in 2000. The remaining operations in these segments were closed or sold during 1999 and 2000 except for three operations with annual revenue of $7.0 million, which were transferred to continuing operations.

     Divestitures

      During 2001, the Company determined that its Paint Services operations were not a strategic fit with the rest of the business units and obtained a signed commitment from a buyer to purchase the business. Consequently, $6.8 million was charged to “Other income and expense — net” in recognition of the loss on the sale of the Paint Services business. The Paint Services sale was completed during the first quarter of 2002. Also during 2001, the Company sold its metals recycling and mill services business in Montreal for net proceeds of $10.3 million. The business, which was part of the Metals Services Group, generated revenue of $3.0 million and $8.2 million, and income from operations of $0.3 million and $1.3 million in 2001 and 2000, respectively. The gain on sale of $4.3 million is included in “Other income and expense — net.” Additionally, various European operations of the Industrial Services Group were sold in 2001 for net proceeds of $2.0 million. These European operations generated revenue of $7.5 million and $11.4 million, and loss from operations of $(1.4) million and $(1.9) million in 2001 and 2000, respectively. No significant gain or loss was realized on the sale of the European operations.

      On April 7, 2000, Oldco sold its metals recycling and mill services business in the United Kingdom for net proceeds of $47.7 million. The business, which was part of the Metals Services Group, generated annual revenue of $29.9 million and income from operations of $2.4 million in 2000. The gain realized on the sale of the United Kingdom metals recycling and mill services business is included in “Other income and expense — net.”

Cumulative Effect of Change in Accounting Principle

      The Company elected early adoption of Statement of Financial Accounting Standard No. 143 “Accounting for Asset Retirement Obligations” (“FAS 143”). The only Company location impacted by the adoption of FAS 143 was the Company’s sole operating landfill located in Hamilton, Ontario. While FAS 143 adoption did have an impact on the Company’s accounting for its landfill asset, it did not change the basic landfill accounting followed historically by the Company. In general, the Company has historically recognized expenses associated with both amortization of capitalized costs and future closure and post-closure obligations on a units-of-consumption basis as airspace is consumed over the life of the landfill. This practice, referred to as life cycle accounting within the waste industry, will continue to be followed after adoption of FAS 143, except as discussed below.

      Under the new FAS 143 rules, costs associated with future final capping activities that occur during the operating life of a landfill, which are currently recognized on an undiscounted basis over the operating life of the landfill as airspace is consumed, will be accounted for as an asset retirement obligation, on a discounted basis. Under the new FAS 143 rules, the Company will record a landfill retirement obligation that relates to its closure and post-closure activities over the operating life of the landfill as the landfill airspace is consumed and the asset retirement obligation is incurred. Upon adoption of FAS 143, the Company recorded a landfill retirement obligation of $3.0 million in addition to the $2.6 million obligation that was previously reflected on the Company’s books prior to FAS 143 adoption. In accordance with FAS 143, the Company also added accretion expense to the obligation of $0.9 million for a total landfill retirement obligation at December 31, 2002, of $6.5 million. The Company’s asset retirement obligation was determined based on its estimated fair value, which was measured on a present value basis, using a credit-adjusted, risk-free rate of 7.5% coupled with an inflation rate of 2.0%. Accretion expense was and will continue to be added to the landfill retirement obligation using the effective interest method. All landfill retirement costs arising from closure and post-closure obligations were capitalized as part of the landfill asset and are being amortized using the Company’s existing landfill accounting practices. At December 31, 2002, the gross value of landfill asset retirement costs was $3.0 million, which was offset by $2.9 million of accumulated depreciation. The $2.9 million of accumulated depreciation coupled with the $0.9 million of obligation accretion offset by a tax benefit of

$1.4 million total the $2.4 million cumulative effect of change in accounting principle as shown in the Consolidated Statements of Earnings for the year ended December 31, 2002.

FINANCIAL CONDITION

Liquidity and Capital Resources

      At December 31, 2002, the Company’s working capital was $96.2 million, representing a increase of $3.3 million since December 31, 2001. Cash provided by continuing operating activities was $10.9 million for the year ended December 31, 2002 compared to $13.1 million for the year ended December 31, 2001. The reduction in cash provided in 2002 as compared to 2001 was principally attributable to the increase in working capital of the Company.

      As of March 31, 2000, the Company entered into its existing credit facility (the “Credit Facility”). Concurrently, the Company entered into the revolving operating facility, which initially provided up to $175 million, subject to a borrowing base formula calculated on accounts receivable (the Credit Facility and revolving operating facility, together the “Existing Senior Debt”). The Credit Facility provides term debt of $235.8 million (“term debt”) and $100.0 million in convertible payment-in-kind debt (“PIK debt”). The term debt of $250 million contemplated under the Plan was reduced to $235.8 million on plan implementation due to the repayment of $14.2 million from proceeds of asset sales. Obligations under the Credit Facility were $302.4 at December 31, 2002. The Credit Facility matures on March 31, 2005 and bears interest at a fixed rate of 9% for the term debt and 10% for the PIK debt. Interest payments on the term debt are due quarterly in arrears, and, on the PIK debt, interest is payable in full on March 31, 2005. The term debt or any part thereof and/or all of the PIK debt may be prepaid and redeemed by the Company at any time during the agreement once the revolving operating facility has been terminated. The Company must pay a redemption premium of between 1% and 5% on the amount of the term debt being redeemed (excluding mandatory prepayments) and between 8 1/3% and 25% on the amount of the PIK debt being redeemed. The PIK debt is convertible by the lenders at any time into shares of common stock of PSC at an initial conversion price of $11.72 per share, which was in excess of the fair market value of PSC on a per-share basis at the time of issue.

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

      During 2000, the Company made mandatory prepayments of the term debt relating to net asset sales of $47.2 million, including the sale of the UK Metals business. During 2001, the Company made mandatory prepayments relating to net asset sales of $17.7 million, reducing the term debt to $170.9 million as at December 31, 2001. No mandatory prepayments were made in 2002.

      The Existing Senior Debt is guaranteed jointly and severally by PSC and substantially all of its direct and indirect wholly owned subsidiaries and is collateralized by security interests in the assets of PSC and substantially all of its direct and indirect wholly owned subsidiaries and a pledge of securities of substantially all of its direct and indirect wholly owned subsidiaries.

      The revolving operating facility provides for a revolving line of credit, subject to a borrowing base formula calculated on accounts receivable, of up to $195.0 million. At December 31, 2002, the Company’s borrowing base formula limited the availability of the revolving operating facility to approximately $153.7 million. The Company had undrawn capacity under the revolving operating facility of approximately $26.9 million, net of borrowings and outstanding letters of credit of approximately $126.8 million. The revolving operating facility, which is senior to the term loan and provides day-to-day working capital for the Company, was scheduled to mature on April 8, 2003. Through a negotiated agreement, the revolving operating facility has been extended to June 2, 2003, subject to certain terms and fees described below.

      The Company intends to use the period of the extension to prepare to restructure its balance sheet and refinance its debt. It is anticipated that the restructuring will be effected through a proceeding under Chapter 11 of the Bankruptcy Code. To this end, the Company has retained bankruptcy counsel and is consulting with its significant stockholders, its lenders and its other advisors. Among other things, the Company is in discussions with its lenders concerning debtor-in-possession financing though there can be no assurances that such financing will be available or obtained.

      Under the amendment of the revolving operating facility executed with the lenders as of April 8, 2003, the lending commitment under Tranche A of the facility was reduced from $100 million to $78 million. The capacity under other tranches is unchanged, and as a result, the total capacity of the facility is unchanged. In connection with the amendment, the Company has paid an aggregate fee of $100,000 to the lenders under Tranche B-Prime, which are, respectively, affiliates of the Company’s two largest stockholders, Carl C. Icahn and affiliates and Stephen Feinberg and affiliates.

      Borrowings under the revolving operating facility bear interest at a rate equal to the base rate (which is based on the Wells Fargo Bank “prime rate”) plus 1% on Tranche A advances, 3% on Tranche B-Prime advances, and the greater of 11.5% or the base rate plus 5% on Tranche Sub-B advances or at the option of the Company on Tranche A advances at a rate equal to the LIBOR rate plus 3%. A letter of credit issuance fee of .25% plus an annual fee of 2.75% is charged on the amount of all outstanding letters of credit issued under Tranche A. Letters of credit issued under Tranche Sub-B bear an annual fee of 10.075%.

      Under the revolving operating facility, the Company is required to pay an annual service/ agency fee equal to $900 and a monthly loan servicing fee equal to $20 for Tranches A and B-Prime. The Tranche Sub-B Agency fee is $10 paid monthly. In addition, the Company is required to pay monthly an unused line of credit fee equal to 0.375%, 0.75% and 2.0% per annum on the average unused portion of Tranche A, Tranche B-Prime and Tranche Sub-B, respectively.

      The Existing Senior Debt contains cross-default provisions as well as certain restrictive covenant provisions, including limitations on the incurrence of indebtedness, the sale of assets, the incurrence of liens, the making of specified investments and the payment of cash dividends. In addition, the Company is required to satisfy, among other things, certain financial covenants, including specified amounts of EBITDA and maximum capital expenditures. At December 31, 2002, the Company was in compliance with the covenants under the Existing Senior Debt. However, the qualified opinion of the Company’s independent accountants for the Consolidated Financial Statements at December 31, 2002, constitutes an event of default (as defined in the credit agreements) under both the revolving operating facility and the Credit Facility. The Company received a waiver of this default from the lenders under each facility in connection with the extension of the revolving operating facility.

      Financial Reporting Release No. 61 requires all registrants to discuss liquidity and capital resources, trading activities involving non-exchange traded contracts and relationships and transactions with related parties that derive benefit from their non-independent relationships with the registrant. The following table summarizes the maturity dates of the significant financial obligations and commitments of the Company:

	2003	2004-2005	2006-2007	After 2007	Total

Operating facility	$34,002	$—	$—	$—	$34,002
Long-term debt	1,847	304,793	17,475	32,556	356,671
Capital lease obligations	1,100	207	92	30	1,429
Operating leases	13,261	14,365	5,815	2,315	35,756

Total contractual cash obligations	$50,210	$319,365	$23,382	$34,901	$427,858

      Letters of credit issued amounted to $92,775 at December 31, 2002 (December 31, 2001 — $84,282). The Company did not utilize derivatives in 2002 or 2001.

Related Parties

      The Company’s two largest stockholders, Carl C. Icahn and Stephen Feinberg (see Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), were involved in providing interim financing to the Company in April 2002 and the amendment of the revolving operating facility in April 2003 (see the “Liquidity and Capital Resources” section in this Form 10-K and Note 19 of Notes to Consolidated Financial Statements). These stockholders also participate through entities they control in the revolving operating facility described in Note 9(c) of Notes to Consolidated Financial Statements and share interest and fees paid on that facility. In connection with the April 2003 revolving operating facility amendment, a fee of $100,000 was paid to the lenders under Tranche B-Prime, which are, respectively, affiliates of the Company’s two largest stockholders, Carl C. Icahn and affiliates and Stephen Feinberg and affiliates. Additionally, they are participants in the Company’s PIK and term debt facilities described in Note 9(a) of Notes to the Consolidated Financial Statements. Mr. Icahn controlled approximately $187.1 million and $184.0 million of the Company’s debt as of December 31, 2002 and 2001, respectively. Mr. Icahn’s share of the debt was associated with approximately $18.6 million and $14.0 million in interest expense and fees during 2002 and 2001, respectively. Mr. Feinburg controlled approximately $102.5 million and $60.0 million of the Company’s debt as of December 31, 2002 and 2001, respectively. Mr. Feinburg’s share of the debt was associated with approximately $10.3 million and $4.5 million in interest expense and fees during 2002 and 2001, respectively. In addition, entities controlled by these stockholders received shares of common stock in connection with the company’s April 2002 mezzanine financing.

      The Company has utilized the services of SBI and Company, Inc. (“SBI”) for information technology services associated with the PSC Way business reengineering project. SBI is partially owned by entities controlled by one of the Company’s largest stockholders, Stephen Feinberg (see Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters). Fees paid to SBI totaled $2.7 million and $8.5 million during 2002 and 2001, respectively.

Capital Expenditures

      Capital expenditures for continuing operations were $28.0 million for the year ended December 31, 2002, compared to $44.4 million for the same period in 2001.

      The Company’s capital expenditure program for 2003 is expected to be approximately $32.8 million. Approximately $8.1 million of the capital expenditure program is expected to be spent on environmental compliance matters relating to facilities operated by the Company.

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

      REVENUE RECOGNITION — Revenue from industrial services is recorded as the services are performed, using the percentage-of-completion basis for fixed rate contracts and as-the-related-service-is-provided for time and material contracts. Revenue from by-product recovery operations is recognized along with the related costs of treatment, disposal and transportation at the time of performance of services. Revenue is recognized at the time of customer acceptance for the direct sale of recovered commodities and steel products or for contracts where the Company brokers materials between two parties, takes title to the product and assumes the risks and rewards of ownership. If the Company is acting as an agent in those transactions, then only the commission on the transaction is recorded.

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

      ENVIRONMENTAL COSTS — At December 31, 2002, the Company had accrued liabilities of $67.4 million for environmental investigation, compliance and remediation costs. The liabilities are based upon estimates with respect to the number of sites for which the Company may be responsible, the scope and cost of work to be performed at each site, the portion of costs that will be shared with other parties and the timing of remediation work. When timing and amounts of expenditures can be reliably estimated, amounts are discounted. Where timing and amounts cannot be reliably estimated, a range is estimated and the best estimate within the high and low end of the ranges is recognized. Estimates can be affected by factors including future changes in technology, changes in regulations or requirements of local governmental authorities, the extent of the remediation necessary based upon environmental testing and the actual costs of disposal.

      RECEIVABLES, NET OF VALUATION ALLOWANCES — Accounts receivable at December 31, 2002 were $206.1 million net of a $19.6 million allowance for doubtful accounts. The valuation allowance was determined based upon the Company’s evaluation of known requirements, aging of receivables, historical experience and the economic environment. While the Company believes it has appropriately considered known or expected outcomes, its customers’ ability to pay their obligations could be adversely affected by contraction in the economy or unexpected changes in ferrous metals or energy prices. Changes in these estimates of collectability could have a material impact on earnings.

      INVENTORY — Inventories primarily comprise unprepared and prepared ferrous scrap and are valued at the lower of average purchase cost or market valuation. Ferrous scrap is a commodity and its price is determined by the market based on a number of factors including, but not limited to, the demand for ferrous scrap by the U.S. steel making industry, the level of imports and exports of ferrous scrap and the regional supply of scrap available. As a result of these factors the price for ferrous scrap can fluctuate widely from period to period. The Company manages its commodity price risk by frequently adjusting its purchase price to reflect current market pricing; managing and turning inventory frequently and utilizing its considerable experience in the ferrous scrap industry to anticipate price movements.

      RESTRUCTURING CHARGES — The Company continuously evaluates the productivity and profitability of individual operating locations and the existing asset base to identify opportunities to improve its cost structure. Future opportunities may involve, among other things, adding or closing locations, re-deploying or disposing of assets or otherwise restructuring operations. Costs associated with closures, severances and asset impairments are estimated and are recorded in accordance with applicable accounting requirements. Actual costs incurred and timing could vary based upon many factors outside the Company’s control, including environmental and local governmental requirements.

      INSURANCE LIABILITIES — Insurance accruals were $49.6 million at December 31, 2002. The Company retains liability for workers’ compensation claims, auto and general liability, where permitted, for up to $1 million for any single occurrence and for property claims up to $2 million. Insurance claims liabilities have been accrued using actuarial principles and industry standard rates on an undiscounted basis. Third party administrators estimate the ultimate potential cost for individual claims. Actual development of individual claims could vary from the estimated amounts due to severity of injuries, the potential for damage awards and future changes in medical costs.

Impact of Recently Issued Accounting Standards

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations.” This statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, “Business Combinations” and FASB Statement No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.” The provisions of this statement apply to all business combinations initiated after September 30, 2001. The Company’s adoption of Statement No. 141 on January 1, 2002 did not have a material effect on the Company’s Consolidated Financial Statements.

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets.” The Company’s adoption of Statement No. 142 on January 1, 2002 did not have a material effect on the Company’s Consolidated Financial Statements.

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.” The statement applies to legal obligations associated with the retirement of long-lived assets, except for certain obligations of lessees. The provisions of this statement are required to be applied for fiscal years beginning after June 15, 2002, with early adoption of the Statement encouraged by the FASB. The Company elected early adoption of Statement No. 143 in December 2002, resulting in the recording of certain asset retirement obligations and corresponding long-lived assets. Additionally, the adoption of Statement No. 143 resulted in a charge of $2,423, net of tax, recognized on the Company’s Consolidated Statement of Earnings as a cumulative effect of a change in accounting principle.

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supersedes FASB Statement No. 121. This statement addresses financial accounting and reporting for long-lived assets impaired or disposed of by sale. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted Statement No. 144 on January 1, 2002. The adoption of Statement No. 144 has resulted in the recognition of discontinued operations for disposals subsequent to December 31, 2001, that would not have been recognized as such prior to the adoption.

      In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which was effective for the Company beginning June 1, 2002. Statement No. 145 rescinds FASB Statement Nos. 4, 44, and 64 and amends SFAS No. 13, “Accounting for Leases”, to provide guidance for income statement classification and gains and losses on extinguishment of debt and eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company’s adoption of Statement No. 145 in June 2002 did not have a material effect on the Company’s Consolidated Financial Statements.

      In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Statement No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” Statement No. 146 is effective for the Company in January 2003. The Company’s adoption of Statement No. 146 on January 1, 2003 is not expected to have a material effect on the Company’s Consolidated Financial Statements.

      In October 2002, the FASB issued Statement of Financial Accounting Standards No. 147, “Acquisitions of Certain Financial Institutions.” This pronouncement relates to accounting for acquisitions and the impairment or disposal of certain long-term customer-relationship intangible assets of financial institutions. The pronouncement is effective for reporting periods beginning after October 1, 2002. The Company’s adoption of Statement No. 147 in October 2002 did not have a material effect on the Company’s Consolidated Financial Statements.

      In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” Statement No. 148 amends Statement No. 123 and requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Statement No. 148 is effective for fiscal years ending after December 15, 2002. The Company’s adoption of Statement No. 148 in December 2002 did not have a material effect on the Company’s Consolidated Financial Statements.

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, An Interpretation of FASB Statements Nos. 5, 57 and 107 and Rescission of FASB Interpretation No. 34” (“FIN 45”). FIN 45 clarifies the requirements of FASB Statement No. 5, “Accounting For Contingencies” relating to the guarantor’s accounting for, and disclosure of the issuance of certain types of guarantees. The disclosure provisions of the Interpretation are effective for financial statements of interim or annual reports that end after December 15, 2002, irrespective of the guarantor’s year-end. The Company’s adoption of FIN 45 did not have a material impact in the Company’s Consolidated Financial Statements.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires that unconsolidated variable interest entities be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity’s expected losses or residual benefits. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to existing variable interest entities in the periods beginning after June 15, 2003. The Company has yet to determine the impact that the adoption of FIN 46 will have on the Company’s Consolidated Financial Statements.

Capital Structure

      Under the bankruptcy plan (described under “Information Regarding Oldco”, in Item 1. Business), the Company allocated 24,000,000 shares of common stock to claimants at the Plan effective date. Because of disputed claims 654,291 shares have not yet been issued. When these claims are resolved, the shares will be issued to the appropriate claimants. It is anticipated that 250,680 of these shares will be issued to claimants on or about April 15, 2003. The Company currently cannot determine the persons with the rights to the shares other than those expected to be distributed on or about April 15, 2003. In all events the shares will be issued to claimants under the Plan.

      During 2002, 63,732 shares of restricted stock were issued to non-employee members of the Board of Directors under the applicable plan discussed in Note 17 of Notes to Financial Statements. In addition, 139,496 shares of restricted stock previously issued to various officers and non-employee members of the Board of Directors were cancelled. Also during 2002, 470 shares were issued in conversion of the Company’s 3% Convertible Subordinated Notes during the twelve months ended December 31, 2002. On April 12, 2002, in connection with the mezzanine financing, the Company issued 3,638,466 shares of common stock to entities affiliated with Carl C. Icahn and Stephen Feinberg, upon payment in cash of the par value of $0.01 per share.

Fresh Start Reporting

      The Company has adopted fresh start reporting in accordance with the AICPA’s Statement of Position 90-7 “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.” For financial reporting purposes, the effective date of the Plan was considered to be March 31, 2000. The following audited balance sheet of the Company reflects the effects of the fresh start reporting under the Plan. The effect of the Plan and the implementation of fresh start reporting on the Company’s Consolidated Balance Sheet as at March 31, 2000 were as follows: (in thousands)

	Predecessor
	Company				Reorganized
	Philip Services				Philip Services
	Corporation	Net Assets	Debt		Corporation
	March 31,	Not	Discharge	UK Metals	March 31,
	2000	Acquired	Under Plan	Business Sold	2000

	(unaudited)	Note A	Note B	Note C	(audited)
		(unaudited)	(unaudited)	(unaudited)
Current assets
Cash	$36,454	$—	$—	$(4,338)	$32,116
Accounts receivable	329,571	—	—	(15,880)	313,691
Inventory for resale	40,440	—	—	(3,659)	36,781
Other	102,843	(4,509)	(14,175)	44,523	128,682

	509,308	(4,509)	(14,175)	20,646	511,270
Fixed assets	297,976	(59)	—	(16,505)	281,412
Other assets	60,471	(5,821)	—	—	54,650

	$867,755	$(10,389)	$(14,175)	$4,141	$847,332

Current liabilities
Accounts payable	$105,967	$—	$—	$(11,570)	$94,397
Accrued liabilities	151,218	(4,286)	—	(3,875)	143,057
Current portion of long-term debt	11,333	(6,000)	—	(172)	5,161

	268,518	(10,286)	—	(15,617)	242,615
Long-term debt	4,235	8,619	371,820	(134)	384,540
Deferred income taxes	6,886	—	—	(306)	6,580
Other long-term liabilities	96,373	—	—	(1,070)	95,303
Liabilities subject to compromise	1,136,468	(726,451)	(410,017)	—	—
Stockholders’ equity	(644,725)	717,729	24,022	21,268	118,294

	$867,755	$(10,389)	$(14,175)	$4,141	$847,332

Notes:

A.	Certain assets and liabilities of the Predecessor Company were not acquired by the Company, which includes syndicate debt of the Predecessor Company of $657,286.

B.	To record the discharge of debt, which was converted into $250,000 of senior secured debt, $100,000 of convertible secured payment in-kind debt and 91% of the common stock of the Company, and the repayment on Plan implementation of $14,175 of term debt from the proceeds of asset sales, which were previously held as restricted cash.

C.	The UK Metals business was sold effective April 7, 2000. The net proceeds of $47,684 represents the fair value of the net assets of the UK Metals business and was recorded in other current assets at March 31, 2000. On May 25, 2000 the Canadian Court ordered the distribution of approximately $44,587 of the net proceeds, which reduced the term debt of the Company.

RISK FACTORS

Control by Principal Stockholders

      Carl C. Icahn, and entities over which he exercises direct or indirect control, owned in the aggregate approximately 45.4% of the Company’s outstanding common stock as of December 31, 2002, and PIK debt that is convertible into 4,880,037 additional shares of common stock. Stephen Feinberg, and entities over which he exercises direct or indirect control, owned approximately 16.5% of the Company’s outstanding common stock as of December 31, 2002, and PIK debt convertible into 1,823,499 additional shares of common stock. These stockholders are each in a position to exercise significant influence over the affairs of the Company, which influence might or might not be consistent with the interests of other stockholders, and on the outcome of any matters submitted to the Company’s stockholders for approval.

Future Restructuring and Refinancing

      The Company currently utilizes debt financing as discussed in Note 9 of Notes to Consolidated Financial Statements. The revolving operating facility, which is senior to the Credit Facility and provides day-to-day working capital for the Company, was scheduled to mature on April 8, 2003. Through a negotiated agreement, the revolving operating facility has been extended to June 2, 2003, subject to certain terms and fees described below.

      The Company intends to use the period of the extension to prepare to restructure its balance sheet and refinance its debt. It is anticipated that the restructuring will be effected through a proceeding under Chapter 11 of the Bankruptcy Code. To this end, the Company has retained bankruptcy counsel and is consulting with its significant stockholders, its lenders and its other advisors. Among other things, the Company is in discussions with its lenders concerning debtor-in-possession financing though there can be no assurances that such financing will be available or obtained.

      Under the amendment of the revolving operating facility executed with the lenders as of April 8, 2003, the lending commitment under Tranche A of the facility was reduced from $100 million to $78 million. The capacity under other tranches is unchanged, and as a result, the total capacity of the facility is unchanged. In connection with the amendment, the Company has paid an aggregate fee of $100,000 to the lenders under Tranche B-Prime, which are, respectively, affiliates of the Company’s two largest stockholders, Carl C. Icahn and affiliates and Stephen Feinberg and affiliates.

Project Services Division Project

      The Project Services Division is presently involved as a subcontractor in a project that is among the largest being handled by any of the Company’s businesses. A general contractor on the project has advised PSD that it is in breach of certain obligations under the contract for the project, and the Company believes that litigation may ensue. The Company has recorded a loss on the project of $2.4 million for the year ended December 31, 2002. There can be no assurance that the Company will not recognize further losses, which could be material, on this project or on any other large project undertaken by the Project Services Division currently or in the future.

Limited Market for the Common Stock

      Of the shares of common stock issued or to be issued in connection with the Plan, 91% were issued to the Oldco’s syndicate debt holders. While the Company’s common stock began trading on the NASDAQ stock market on May 22, 2000, it was delisted on July 9, 2002, and it is currently traded in the pink sheets and listed on the Toronto Stock Exchange. As a result, there is little liquidity for the common stock.

Litigation Risks

      The Company’s business includes health, safety and environmental risks, and, as a result, the Company becomes subject from time to time to legal or administrative proceedings whose outcome is uncertain and which may involve substantial legal costs and penalties. See Item 3. Legal Proceedings. The Company is unable to predict the outcome of all of its pending matters, and there can be no assurance that the ultimate resolution of such matters will not have a material adverse effect on the financial condition of the Company.

      During 2001 the Company revised its insurance program to, among other things, increase the deductible on various coverages. Currently, the deductible is $1 million on most coverages and $2 million for property.

Thus for many cases the Company is effectively self-insured. Although the Company does not believe that the deductible from any single case would have a material effect on its financial condition, it is impossible to predict the impact of cumulative deductibles over time.

Effect of Common Stock Available for Future Sale

      Sales of a substantial number of shares of common stock, or the perception that such sales could occur, could adversely affect prevailing market prices of the common stock. The Company has reserved 9,132,423 shares of common stock for issuance under its convertible PIK debt and unsecured convertible notes. Furthermore, the Company has reserved shares of common stock for issuance totaling 1,040,000 shares under the Stock Option Plan, 1,000,000 under the Officers’ Plan of which a maximum of 352,390 can ever be issued, 400,000 in the Directors Plan, and 1,200,000 under the 2002 Plan. The Company issued 3,638,466 shares of common stock to the Icahn group and the Feinberg group in connection with the Company’s April 2002 credit financing described elsewhere herein (see “— Control by Principal Stockholders”). These shares, as well as all others held by these stockholders, are subject to registration rights, and, accordingly, could be issued into the public market at any time. No prediction can be made regarding the effect that future sales of shares of common stock will have on the market price of currently outstanding shares.

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

Limitations in Credit Facilities and Certificate of Incorporation

      The Company’s credit facility and revolving operating facility contain financial and other covenants that limit the Company’s ability to make acquisitions or investments, incur indebtedness, create liens, sell assets, engage in mergers or acquisitions and pay cash dividends. Its Certificate of Incorporation contains restrictions on business combinations. These restrictions could restrict corporate activities and limit the ability of the Company to react quickly to adverse economic conditions, effect future financings or take advantage of business opportunities that may arise.

Competition

      The Company operates in a highly competitive environment. The publicity relating to the Company’s financial difficulties since its emergence from bankruptcy has eroded its financial position. The Company primarily provides services to industrial companies. Many other companies offer the same or similar services and compete with the Company on a number of bases including, but not limited to (i) price; (ii) quality of service; (iii) proximity to the client; (iv) local or regional presence; (v) technology; (vi) safety performance; and (vii) financial strength. Many of these companies have greater financial resources than the Company either nationally or in the particular locale in which they operate. Moreover, the Company continues to be affected by the damage to its reputation caused by the bankruptcy of Oldco.

Dependence on Outsourcing

      The Company’s growth is dependent on the continuation of outsourcing within industrial enterprises. As enterprises focus on their core business, they are perceived to be increasingly outsourcing non-core, non-revenue-generating activities in order to reduce costs. Such activities can often be performed on a more cost-effective basis by specialized industrial service and metal recovery companies that have greater expertise, technology advantages or economies of scale. In addition, many industrial enterprises have sought to reduce the number of vendors of industrial and resource recovery services by purchasing services only from those suppliers that can provide a “total service” solution, thereby providing further administrative and cost reductions. If the pace of either of these trends slows or reverses, it could have a material adverse effect on the Company’s financial position and results of operations.

Environmental and Regulatory Risks

      Environmental Regulations. The Company’s operations are subject to comprehensive laws and regulations related to the protection of the environment. Such laws and regulations, among other things (i) regulate the nature of the industrial by-products and wastes that the Company can accept for processing at its treatment, storage and disposal facilities, the nature of the treatment it can provide at such facilities and the location and expansion of such facilities, (ii) impose liability for remediation and clean-up of environmental contamination, including spills or releases of certain industrial by-products and waste materials resulting from shipping of waste off-site or past and present operations at the Company’s facilities and (iii) may require financial assurance that funds will be available for the clean-up and remediation or the closure and, in some cases, post-closure care of sites. Such laws and regulations also require manifests to be completed and delivered in connection with any shipment of prescribed materials so that the movement and disposal of such materials can be traced and the persons responsible for any mishandling of such materials identified. Because the Company provides its customers with services designed to protect the environment by cleaning and removing waste materials or substances from customers’ equipment or sites, the Company is subject to regulations that impose liability on persons involved in handling, processing, generating or transporting hazardous materials. Regulatory requirements may also be imposed as conditions of operating permits or licenses both initially and upon renewal or modification. The Company must properly remove, handle, treat, recycle or dispose of waste materials or incur liability. Transportation, transfer, storage and disposal of waste is difficult and accidents may occur. These laws and regulations are stringent and are likely to become more stringent. Existing laws and regulations, and new laws and regulations, may require the Company to modify, supplement, replace or curtail its operating methods or to modify or replace facilities or equipment at costs which may be substantial without any corresponding increase in revenues.

      Hazardous substances are present in some of the processing, transfer, storage, disposal and landfill facilities owned or used by the Company. Remediation may be required at these sites at substantial cost. The Company has developed or is developing cost estimates that are periodically reviewed and updated, and maintains reserves for these matters based on such cost estimates. Estimates of the Company’s liability for remediation of a particular site and the method and ultimate cost of remediation entail a number of assumptions and are inherently difficult. There can be no assurance that the ultimate cost and expense of corrective action will not substantially exceed reserves and have a material adverse impact on the Company’s operations or financial condition. Moreover, governments have from time to time required companies to remediate sites where materials were properly disposed because those governments have instituted higher standards. Thus, even proper disposal of waste does not assure the Company relief from future liability.

      In the normal course of its business and as a result of the extensive governmental regulation of industrial, environmental and metal recovery services, the Company has been the subject of administrative and judicial proceedings by regulators and has been subject to requirements to remediate environmental contamination or to take corrective action. There will be administrative or court proceedings in the future in connection with the Company’s present and future operations or the operations of acquired businesses. In such proceedings in the past, the Company has been subject to monetary fines and certain orders requiring the Company to take remedial action. In the future, the Company may be subject to monetary fines, penalties, remediation, clean-up or stop orders, injunctions or orders to cease or suspend certain of its practices. The outcome of any proceeding and associated costs and expenses could have a material adverse impact on the operations or financial condition of the Company.

      The demand for certain of the Company’s services may be adversely affected by the amendment or repeal of federal, state, provincial or foreign laws and regulations or by changes in the enforcement policies of the regulatory agencies concerning such laws and regulations.

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

      Environmental Liabilities and Insurance Coverage. The Company is subject to potential liability for personal injuries caused by releases of hazardous substances and for remediation of risks posed by hazardous substances. Consistent with industry trends, the Company may not be able to obtain adequate amounts of environmental impairment insurance at a reasonable premium to cover liability to third parties for environmental damage. Accordingly, if the Company were to incur liability for environmental damage either not provided for under such coverage or in excess of such coverage, the Company’s financial condition and results of operations could be materially and adversely affected.

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

      For a more detailed description of the impact of environmental and other governmental regulation upon the Company, see “Government Regulation” in Item 1. Business.

Bonding

      In order to bid on certain industrial outsourcing or waste management contracts, the Company, like other bidders, is required to post various types of surety bonds. The Company is also required to provide financial assurance that funds will be available when needed for closure and post-closure care at certain of its treatment, storage and disposal facilities, the costs of which could be substantial. Such bidding requirements and such laws and regulations allow the financial assurance requirements to be satisfied by various means, including letters of credit, surety bonds, trust funds, a financial (net worth) test or a guarantee by a parent company. There is no assurance that the Company will obtain or continue to have adequate bonding facilities available to satisfy bonding requirements. Because of the tightening surety market and the Company’s limited financial resources, the Company has recently been unable to obtain a sufficiently large bonding facility. This has had an adverse effect on the Company’s financial position.

Reliance on Key Employees

      The Company’s success is dependent in part on its ability to retain and motivate its officers and key employees. The Predecessor Company’s financial difficulties and the Company’s recent financial difficulties have had and continue to have a detrimental effect on its ability to attract and retain key officers and employees. As a result, the Company has experienced over the last year, and continues to experience, high employee turnover. There can be no assurance that the Company will be able to retain or employ qualified management and technical personnel. While the Company has entered into employment agreements with certain members of its senior management, should any of these persons be unable or unwilling to continue their employment with the Company, the business prospects of the Company could be materially and adversely affected.

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

Insurance Carrier Risk

      The Company retains liability for workers’ compensation claims, auto and general liability, for up to $1 million for any single occurrence and for property claims up to $2 million. To the extent that any insurance carrier is unable to meet their obligations under existing insurance policies, the Company would be liable for the defaulted amount. (See Note 8 of Notes to Consolidated Financial Statements for a discussion of an issue relating to Reliance Insurance.)

Risks Associated with Acquisitions

      Between 1996 and 1998 the Predecessor Company completed over 40 acquisitions. In connection with these acquisitions, there may be liabilities that the Predecessor Company failed to discover, including liabilities arising from pollution of the environment or non-compliance with environmental laws by prior owners, for which the Company, as a successor owner, may be responsible. Indemnities and warranties for such liabilities from sellers, if obtained, may not fully cover the liabilities due to their limited scope, amounts or duration, the financial limitations of the indemnitor or warrantor or other reasons.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

      The Company is exposed to financial risk resulting from volatility in foreign exchange rates, interest rates and commodity prices. The Company seeks to minimize these risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. In 2002, there were no derivative instruments used. See Note 16 of Notes to Consolidated Financial Statements.

Foreign Currency Rate Risk

      The revenue and expenses of the Company’s Canadian and European subsidiaries are generally denominated using the local currency. The functional currency of these subsidiaries is the local currency and therefore, foreign currency translation adjustments made on consolidation are reflected as a component of stockholders’ equity (deficit) as stated in the Company’s accounting policies. Changes in the foreign exchange rates compared to the United States dollar can have an effect on the Company’s revenue and profitability. The sensitivity of the net loss from continuing operations before tax to the changing foreign currency rates is not significant based on the 2002 operating results from foreign subsidiaries.

Interest Rate Risk

      Substantially all of the Company’s long-term debt bears interest at a fixed rate. Borrowings under the revolving operating facility bear interest at a floating rate based on the Wells Fargo Bank prime rate or LIBOR rate. At December 31, 2002, the Company had borrowings of $34.0 million under the revolving operating facility. In addition, letters of credit outstanding have been charged against the borrowing capacity under the revolving operating facility. The Company does not believe that its exposure to interest rate risk at December 31, 2002 was significant.

Commodity Price Risk

      Prices in the Metals Services Group are established and adjusted monthly by the major steel producers. The price of ferrous scrap is a significant factor influencing the profitability of the Metals Services Group. The Company manages its commodity price risk by acquiring ferrous metal scrap as it is needed for its customers and by turning its inventory approximately every 30 days. While a 10% change in scrap prices could potentially impact the company’s inventory value by approximately $2 million, the company employs a number of measures to anticipate and/or mitigate the effect of these price swings. These measures include regular scrap purchase price adjustments, frequent inventory turnover and forward selling initiatives.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Philip Services Corporation:

      We have audited the accompanying consolidated balance sheet of Philip Services Corporation and subsidiaries as of December 31, 2002, and the related consolidated statements of earnings, stockholders’ equity (deficit), and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Philip Services Corporation and subsidiaries as of December 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

      The accompanying consolidated financial statements and financial statement schedule have been prepared assuming that Philip Services Corporation and subsidiaries will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company’s existing revolving operating facility was to expire on April 8, 2003 and has been extended to June 2, 2003. The Company’s inability to secure a replacement facility by April 8, 2003, raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 9. The consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

      As discussed in Note 12 to the consolidated financial statements, the Company elected early adoption of Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations.

      As discussed in Note 24 to the consolidated financial statements, the Company changed, effective January 1, 2002, its method of accounting and reporting for asset impairments and discontinued operations as required by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

/s/ KPMG LLP

KPMG LLP

Houston, Texas

March 21, 2003, except for Note 9,
  which is as of April 9, 2003

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Philip Services Corporation:

      In our opinion, the accompanying consolidated balance sheet and related consolidated statements of earnings, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Philip Services Corporation and its subsidiaries at December 31, 2001 and the results of their operations and their cash flows for the year ended December 31, 2001 and for the nine months ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in Item 15(a)(2) of Part III herein presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 9 to the consolidated financial statements, the Company’s revolving operating facility was due to expire on April 8, 2003 and has been extended only to June 2, 2003. Management’s plans in regard to this matter are also discussed in Note 9.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Chicago, Illinois

March 20, 2002, except for Notes 3 and 21, as to which the date is March 2, 2003.

PHILIP SERVICES CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	December 31,
	2002	2001

ASSETS
Current assets
Cash and cash equivalents, including restricted cash of $1,525 and $5,612, respectively	$10,998	$9,201
Accounts receivable (net of allowance for doubtful accounts of $19,552 and $36,784, respectively)	206,050	233,494
Inventory for resale	38,402	33,038
Assets held for sale	21,385	—
Other current assets	55,225	50,281

Total current assets	332,060	326,014
Property, plant and equipment	211,203	255,652
Other assets	57,747	57,737

Total assets	$601,010	$639,403

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Bank overdraft	$14,687	$20,024
Accounts payable	74,301	82,690
Accrued liabilities	109,880	115,574
Current borrowings on operating facility	34,002	12,129
Current maturities of long-term debt	2,947	2,692

Total current liabilities	235,817	233,109
Long-term debt	355,153	339,392
Deferred income taxes	6,175	7,882
Other liabilities	67,415	70,051
Commitments and contingencies (Notes 20 and 22)	—	—
Stockholders’ deficit	(63,550)	(11,031)

Total liabilities and stockholders’ deficit	$601,010	$639,403

The accompanying notes are an integral part of these financial statements.

PHILIP SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share amounts)

				Predecessor Company

	For the Year Ended	For the Year Ended	For the Nine Months	For the Three Months
	December 31,	December 31,	Ended December 31,	Ended March 31,
	2002	2001	2000	2000

				(unaudited)
Revenue	$1,118,460	$1,144,753	$916,996	$382,589
Operating expenses	953,051	987,023	797,308	333,817
Selling, general and administrative costs	106,758	147,111	98,379	31,783
Depreciation and amortization	40,341	40,001	31,484	11,388
Asset impairment and other unusual costs (Note 13)	10,889	11,935	17,117	—

Income (loss) from operations	7,421	(41,317)	(27,292)	5,601
Interest expense	50,849	39,301	28,983	854
Other (income) and expense — net	87	1,252	(4,827)	(11,636)

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	(43,515)	(81,870)	(51,448)	16,383
Reorganization costs (Note 14)	—	—	—	20,607
Provision for income taxes (Note 18)	1,790	840	3,863	732

Loss from continuing operations before cumulative effect of change in accounting principle	(45,305)	(82,710)	(55,311)	(4,956)
Cumulative effect of change in accounting principle, net of taxes (Note 12)	(2,423)	—	—	—
Income (loss) from discontinued operations, net of taxes (Note 3)	(11,469)	4,575	9,802	5,425
Fresh start adjustment (Note 1)	—	—	—	45,290

Net income (loss)	$(59,197)	$(78,135)	$(45,509)	$45,759

Basic and diluted income (loss) per common share
Continuing operations	$(1.68)	$(3.44)	$(2.30)
Cumulative effect of change in accounting principle	(.09)	—	—
Discontinued operations	(.43)	.19	.41

Net loss	$(2.20)	$(3.25)	$(1.89)

Basic and diluted common shares outstanding	26,873	24,060	24,037

     These consolidated financial statements contain information relating to Philip Services Corporation, a Delaware corporation, and its subsidiaries, and Philip Services Corp., an Ontario company, and its subsidiaries, which has been compiled by management of PSC. On April 7, 2000, Oldco and certain of its Canadian subsidiaries transferred substantially all of their assets and liabilities (except for liabilities subject to compromise) to the Company at fair value. The liabilities subject to compromise of $726.5 million were retained by Oldco and certain of its Canadian subsidiaries. As a result, Oldco remains insolvent. Management of PSC has determined that consolidated financial information of the Predecessor Company may be of limited interest to the stockholders of PSC and has therefore included such information in this document. The consolidated financial information of the Predecessor Company does not reflect the effects of the application of fresh start reporting. Readers should, therefore, review this material with caution and not rely on the information disclosed for the Predecessor Company.

The accompanying notes are an integral part of these financial statements.

PHILIP SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

			Other
			Accumulated
			Comprehensive	Total
	Common	Retained	Earnings	Stockholders’
	Stock	Earnings (Deficit)	(Loss)	Equity (Deficit)

Predecessor Company
Balance, December 31, 1999 (unaudited)	$1,351,482	$(1,925,789)	$(66,826)	$(641,133)
Comprehensive loss:
Net earnings	—	469	—	—
Foreign currency translation adjustments	—	—	(4,061)	—
Total comprehensive loss	—	—	—	(3,592)

Balance, March 31, 2000 (unaudited)	$1,351,482	$(1,925,320)	$(70,887)	$(644,725)

Fresh start adjustments	(1,233,188)	1,880,030	70,887	(717,729)

Philip Services Corporation
Balance, Fresh Start, March 31, 2000	$118,294	$—	$—	$118,294
Shares of common stock issued	250	—	—	250
Comprehensive loss:
Net loss	—	(45,509)	—	—
Foreign currency translation adjustments		—	(2,453)	—
Total comprehensive loss	—	—	—	(47,962)

Balance, December 31, 2000	118,544	(45,509)	(2,453)	70,582
Shares of common stock issued for PIK debt conversion	200	—	—	200
Restricted shares of common stock issued under stock compensation plans	792	—	—	792
Unearned value of restricted stock compensation	(616)	—	—	(616)
Comprehensive loss:
Net loss	—	(78,135)	—	—
Foreign currency translation adjustments	—	—	(3,854)	—
Total comprehensive loss	—	—	—	(81,989)

Balance, December 31, 2001	118,920	(123,644)	(6,307)	(11,031)
Shares of common stock issued in conjunction with new debt issuances	3,748	—	—	3,748
Restricted shares of common stock issued under stock compensation plans	64	—	—	64
Unearned value of restricted stock compensation	73	—	—	73
Comprehensive loss:
Net loss	—	(59,197)	—	—
Foreign currency translation adjustments	—	—	2,793	—
Total comprehensive loss	—	—	—	(56,404)

Balance, December 31, 2002	$122,805	$(182,841)	$(3,514)	$(63,550)

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

PHILIP SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

				Predecessor Company

	For the	For the	For the	For the
	Year Ended	Year Ended	Nine Months Ended	Three Months Ended
	December 31,	December 31,	December 31,	March 31,
	2002	2001	2000	2000

				(Unaudited)
Operating Activities
Net loss from continuing operations	$(45,305)	$(82,710)	$(55,311)	$(4,956)
Items included in earnings not affecting cash
Depreciation and amortization	40,341	40,001	31,484	11,388
Accrued but unpaid interest	17,651	15,818	10,888	—
Deferred income taxes	(340)	1,148	2,849	—
(Gain) loss on sale of assets	1,827	(461)	—	(7,820)
Non-cash other costs	137	4,368	5,683	—

Cash flow before changes in assets and liabilities	14,311	(21,836)	(4,407)	(1,388)
Changes in assets and liabilities	(3,450)	34,928	62,840	(17,444)

Cash provided by (used in) continuing operating activities	10,861	13,092	58,433	(18,832)
Cash provided by (used in) discontinued operating activities	(11,069)	(26,191)	37,914	3,746

Cash provided by (used in) operating activities	(208)	(13,099)	96,347	(15,086)

Investing Activities
Proceeds from sale of operations	5,910	12,716	—	—
Purchase of property, plant and equipment	(27,999)	(44,440)	(36,154)	(8,403)
Proceeds from sale of assets	5,587	6,505	3,053	11,379

Cash provided by (used in) continuing investing activities	(16,502)	(25,219)	(33,101)	2,976
Cash provided by(used in) investing activities of discontinued operations	(2,154)	(1,068)	(1,648)	1,545

Cash provided by (used in) investing activities	(18,656)	(26,287)	(34,749)	4,521

Financing Activities
Proceeds from short and long-term debt	23,061	85,871	—	—
Principal payments on short and long-term debt	(2,400)	(76,031)	(55,217)	(1,205)
Common stock issued for cash	—	—	250	—

Cash provided by (used in) continuing financing activities	20,661	9,840	(54,967)	(1,205)
Cash used in financing activities of discontinued operations	—	—	—	(92)

Cash provided by (used in) financing activities	20,661	9,840	(54,967)	(1,297)

Net change in cash for the period	1,797	(29,546)	6,631	(11,862)
Cash and equivalents, beginning of period	9,201	38,747	32,116	48,316

Cash and equivalents, end of period	$10,998	$9,201	$38,747	$36,454

      These consolidated financial statements contain information relating to Philip Services Corporation, a Delaware corporation, and its subsidiaries, and Philip Services Corp., an Ontario company, and its subsidiaries, which has been compiled by management of PSC. On April 7, 2000, Oldco and certain of its Canadian subsidiaries transferred substantially all of their assets and liabilities (except for liabilities subject to compromise) to the Company at fair value. The liabilities subject to compromise of $726.5 million were retained by Oldco and certain of its Canadian subsidiaries. As a result, Oldco remains insolvent. Management of PSC has determined that consolidated financial information of the Predecessor Company may be of limited interest to the stockholders of PSC and has therefore included such information in this document. The consolidated financial information of the Predecessor Company does not reflect the effects of the application of fresh start reporting. Readers should, therefore, review this material with caution and not rely on the information disclosed for the Predecessor Company.

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)     Basis of Presentation

      These Consolidated Financial Statements contain information relating to Philip Services Corporation (“PSC”), a Delaware corporation, and its subsidiaries, which has been prepared by management, and information relating to Philip Services Corp., an Ontario corporation, and its subsidiaries, which has been compiled by management of PSC. On April 7, 2000, Oldco and certain of its Canadian subsidiaries transferred substantially all of their assets and liabilities (except for liabilities subject to compromise) to the Company at fair value. The liabilities subject to compromise of $726.5 million were retained by Oldco and certain of its Canadian subsidiaries. As a result, Oldco remains insolvent. Management of PSC has determined that certain consolidated financial information of the Predecessor Company may be of limited interest to the stockholders of PSC and has therefore included such information in this document. The consolidated financial information of the Predecessor Company does not reflect the effects of the application of fresh start reporting and is unaudited. Readers should, therefore, review this material with caution and not rely on the information disclosed for the Predecessor Company. The Company is an industrial services and metals services company that provides industrial outsourcing, environmental services and metals services to major industry sectors throughout North America.

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

Bankruptcy filing and plan of reorganization

      On June 25, 1999, Oldco and substantially all of its wholly owned subsidiaries located in the United States (the “U.S. Debtors”), filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware (the “U.S. Court”). Oldco and substantially all of its wholly owned subsidiaries located in Canada (the “Canadian Debtors”) commenced proceedings under the Companies’ Creditors Arrangements Act in Canada in the Ontario Superior Court of Justice (the “Canadian Court”) on the same date.

      On July 12, 1999, the U.S. Debtors filed a Joint Plan of Reorganization (the “U.S. Plan”) with the U.S. Court and on July 15, 1999, the Canadian Debtors filed a Plan of Compromise and Arrangement (the “Canadian Plan”) with the Canadian Court. In August 1999, a number of motions were brought before the Canadian Court challenging the fairness of the Canadian Plan. As a result, Oldco filed an amended plan in the U.S. Court on September 21, 1999 (the “Amended U.S. Plan”) and an amended plan in the Canadian Court on September 24, 1999 (the “Amended Canadian Plan”). On November 2, 1999, Oldco filed a Supplement to the Amended Canadian Plan (the “Canadian Plan Supplement”). The Canadian Plan Supplement amended and restated the Amended Canadian Plan and provided that substantially all of the assets of the Canadian Debtors be transferred to new companies that, on the implementation of the Amended U.S. Plan, became wholly owned subsidiaries of PSC. All the shares held by Oldco in PSC were cancelled under the Amended U.S. Plan. On November 5, 1999, Oldco’s lenders voted to approve the Canadian Plan Supplement. On November 26, 1999, a hearing was held in the Canadian Court at which the Canadian Plan Supplement was sanctioned. On November 30, 1999, the Amended U.S. Plan was confirmed in the U.S. Court. On March 8, 2000, the Canadian Plan Supplement was amended to permit the sale of the UK Metals business and to address certain tax restructuring issues. On March 20, 2000, a similar amendment was made by the U.S. Court with respect to the Amended U.S. Plan. The Amended U.S. Plan and the Canadian Plan

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplement (collectively the “Plan”) became effective on April 7, 2000. Under the Plan, PSC emerged from bankruptcy protection as a new public entity.

      Under the Plan, members of Oldco’s secured credit facility received $250 million of senior secured term debt, $100 million of convertible secured payment-in-kind debt and 91% of the shares of common stock of PSC. The senior secured term debt was reduced to $235.8 million on Plan implementation due to the repayment of $14.2 million from proceeds of asset sales. The secured payment-in-kind debt is convertible into 25% of the shares of common stock of PSC on a fully diluted basis as of the Plan effective date. The Plan also provided for the conversion of certain specified impaired unsecured claims, into $60 million of unsecured payment-in-kind notes and 5% of the shares of common stock of PSC as of the Plan effective date. The Plan allowed certain holders of unsecured claims to receive $1.50 in face amount of unsecured convertible notes in exchange for every $1.00 in unsecured payment-in-kind notes that such holder would have received under the Plan. The aggregate amount of unsecured convertible notes issued was not to exceed $18 million. PSC also issued 1.5% of its shares of common stock to Canadian and U.S. class action plaintiffs to settle all class action claims. Other potential equity claimants received 0.5% of the shares of common stock of PSC and the stockholders of Oldco received 2% of the shares of common stock of PSC.

Fresh start reporting

      The Company adopted fresh start reporting in accordance with the AICPA’s Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.” For financial reporting purposes, the effective date of the Plan was considered to be March 31, 2000. Under the principles of fresh start reporting, the Company is required to determine its reorganization value. The reorganization value of the Company was determined with the assistance of independent advisors. The methodology employed involved the estimation of an enterprise value (i.e. the fair market value of the corporation’s debt and stockholders’ equity) which was approximately $500 million. The significant factors used in the determination of the reorganization value were the industries in which the Company operates, the general economic conditions that impact the Company and the application of certain valuation methodologies, which included a discounted cash flow analysis based on two years’ cashflow projections prepared by management with discount rates of between 11% and 12% and an analysis of comparable publicly traded company multiples and sales transactions. The reorganization value was then allocated to the Company’s assets and liabilities based on their fair values. No significant adjustments were made to the Company’s assets and liabilities under fresh start reporting as their fair values approximated recorded amounts at March 31, 2000. In conjunction with fresh start reporting, $1,880,030 of retained deficit was eliminated on March 31, 2000.

      The Consolidated Statement of Earnings for the three months ended March 31, 2000 reflects fresh start adjustments of $45.3 million. This amount comprises the gain on the debt discharge of $24.0 million and $21.3 million relating to the Predecessor Company’s disposition of the UK Metals business on April 7, 2000.

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

      [This black line does not appear in the electronically filed version of this Form 10-K]

Reclassification

      Certain reclassifications of prior periods’ data have been made to conform with the current period reporting.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)     Significant Accounting Policies

Use of estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires the Company and the Predecessor Company to make estimates and assumptions that affect reported amounts of assets, liabilities, income and expenses and disclosures of contingencies. Actual results could differ from the estimates and judgments made in preparing these financial statements. Significant items subject to such estimates and assumptions include the carrying value of property, inventories and deferred income taxes assets; environmental liabilities; insurance claims; and accrued closure costs.

Principles of consolidation

      These consolidated financial statements include the accounts of the Company and all of its majority owned subsidiaries. All intercompany transactions have been eliminated on consolidation. The equity method of accounting is used for investment ownership ranging from 20% to 50%.

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

      The Company uses the percentage-of-completion basis to account for its fixed price contracts. Under this method, revenue is recognized as work progresses in the ratio that costs bear to estimated total costs for each contract. Unapproved claims are recorded to the extent of costs incurred and include no profit element. Contract costs include all direct material and labor costs and those indirect costs related to contract performance. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on incomplete contracts are recorded in the period in which such losses are determined. Changes in estimates or differences in the actual cost to complete the contract could result in recognition of differences in earnings.

Cash and cash equivalents

      Cash and cash equivalents consist of cash on deposit and term deposits in money market instruments with original maturity dates of less than three months from the date they are acquired. Additionally, there are certain cash and cash equivalents which are restricted for use in association with the Company’s insurance programs. The balances of such restricted cash and cash equivalents were $1,525 and $5,612 at December 31, 2002 and 2001, respectively.

Accounts receivable, net

      The Company’s receivables are recorded when billed or accrued and represent claims against third parties that will be settled in cash. The carrying value of the Company’s receivables, net of allowance for doubtful accounts, represents their estimated net realizable value. The Company estimates its allowance for doubtful accounts based on historical trends, type of customer, the age of the outstanding receivables and existing economic conditions. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectibility of those balances and the allowance is adjusted

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accordingly. Past-due receivables balances are written-off when the Company’s internal collection efforts have been unsuccessful in collecting the amount due.

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

Environmental liability

      The Company accrues environmental remediation costs associated with identified sites where an assessment has indicated that cleanup costs are probable and can be reasonably estimated. Such accruals are based on currently available information, estimated timing of remedial actions, existing technology and enacted laws and regulations. The liability for environmental and closure costs is disclosed in the consolidated balance sheet under accrued liabilities and other liabilities. Costs to dispose of waste materials located at the Company’s industrial services facilities are included in accrued liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial instruments

      The Company’s accounts receivable, accounts payable and long-term debt constitute financial instruments. The Company’s accounts receivable and accounts payable approximated their fair value as at December 31, 2002 and December 31, 2001. The fair value of the Company’s long-term debt is discussed in Note 9 to the Consolidated Financial Statements. Concentration of credit risk in accounts receivable is limited, due to the large number of customers the Company services throughout North America. The Company performs ongoing credit evaluations of its customers, but does not require collateral to support customer accounts receivable. The Company establishes an allowance for doubtful accounts based on the credit risk applicable to particular customers and historical and other information.

Income taxes

      Deferred income taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities. The deferred income tax provision represents the change during the reporting period in the deferred tax assets and liabilities, net of the effect of discontinued operations and the cumulative effect of a change in accounting principle. Deferred tax assets include tax loss and credit carryforwards and are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Foreign currency translation

      The functional currency of the Company’s foreign subsidiaries is its respective local currency. The assets and liabilities denominated in a foreign currency for foreign operations are translated at exchange rates in effect at the balance sheet date. The resulting gains and losses are reflected in the other accumulated comprehensive loss in stockholders’ equity (deficit).

Stock-based compensation

      The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) No. 25 “Accounting for Stock Issued to Employees,” and complies with the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock Based Compensation, Transition and Disclosure”. Under APB No. 25, compensation cost, if any, is recognized over the respective vesting period based on the difference on the date of grant, between the fair value of the Company’s common stock and the grant price. The Company accounts for stock-based awards to non-employees in accordance with SFAS No. 148, SFAS No. 123 and EITF 96-18. An expense is recognized for common stock or stock options issued for services rendered by non-employees based on the estimated fair value of the security exchanged.

      SFAS No. 148 defines a fair value based method of accounting for employee stock options. Under this fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the exercise period. However, Statement No. 148, acting as an update to Statement No. 123, allows an entity to continue to measure compensation cost in accordance with Accounting Principle Board Statement No. 25 (“APB 25”). The Company has elected to measure compensation costs related to stock options in accordance with APB 25 and recognizes no compensation expense for stock options granted at or above the grant date stock price. Accordingly, the Company has adopted the disclosure only provisions of SFAS No. 148.

      The Company has four stock-based compensation plans and one special stock option allotment as described further in Note 17. If compensation costs were measured using the fair value of the Company’s stock options on the date of grant, in accordance with SFAS No. 148, the Company would have recognized

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation costs for the years ended December 31, 2002, 2001 and 2000 in the manner exhibited in the below table.

	Year Ended	Year Ended
	December 31,	December 31,	Nine Months Ended
	2002	2001	December 31, 2000

Net loss as reported	$(59,197)	$(78,135)	$(45,509)
Compensation expense recorded, net of taxes	(89)	(114)	—
Additional compensation expense under FAS 123	540	926	617

Pro forma net loss	$(59,648)	$(78,947)	$(46,126)

Basic and diluted common shares outstanding	26,873	24,060	24,037

Basic and diluted earnings per share, as reported	$(2.20)	$(3.25)	$(1.89)

Basic and diluted earnings per share, pro forma	$(2.22)	$(3.28)	$(1.92)

      The compensation costs shown in the above table were calculated using the Black-Scholes option valuation model. The weighted average fair value of options granted during the year ended December 31, 2002, was $0.19. Such valuation uses the following assumptions: (i) risk free interest rate of 4.61%, (ii) expected volatility of 1.00, (iii) expected option life of approximately 5 years and (iv) no annualized dividend yield. Using the Black-Scholes option valuation model, the weighted average fair value of options granted during the year ended December 31, 2001, was $0.76. Such valuation uses the following assumptions: (i) risk free interest rate of 4.67%, (ii) expected volatility of 0.95, (iii) expected option life of approximately 5 years and (iv) no annualized dividend yield. For 2000, using the Black-Scholes option valuation model, the weighted average fair value of options granted during the year ended December 31, 2001, was $4.06. Such valuation uses the following assumptions: (i) risk free interest rate of 5.09%, (ii) expected volatility of 0.76, (iii) expected option life ranging from 5 to 10 years and (iv) no annualized dividend yield.

(3)     Discontinued Operations and Divestitures (in thousands)

Discontinued operations

      For the twelve-months ended December 31, 2002, 2001 and 2000, the Company recognized before-tax income (loss) on discontinued operations of $(12,559), $5,736 and $15,663, respectively. The before-tax income (loss) from discontinued operations results from the following:

•	During the fourth quarter of 2002, the facts and circumstances surrounding the Company’s business units divested to Fluor were such that they met Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) guidelines (See Note 24) requiring the operations to be accounted for as discontinued operations whose assets are held for sale. As such, the Company recorded the results of operations for the these businesses as discontinued on the Consolidated Statement of Earnings for the year ended December 31, 2002 and recorded the related assets of the division as “held for sale” on the 2002 Consolidated Balance Sheet. The businesses divested to Fluor generated revenue of approximately $260,254, $302,925 and $262,649, and before-tax income (loss) from discontinued operations of approximately $(8,301), $3,769 and $16,072, in 2002, 2001 and 2000, respectively. On March 2, 2003, the Project Services Division was sold for net proceeds of $21,200. The working capital of these business units sold, of approximately $43,000, was retained by PSC. Company management has not yet completed the calculation of the gain/loss on the Fluor divestiture.

•	Additionally, during the fourth quarter of 2002, the facts and circumstances surrounding the Company’s business plans for the Canadian Ferrous Division were such that they met SFAS No. 144 guidelines (See Note 24) requiring the operations to be accounted for as discontinued operations

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

whose assets are held for sale. As such, the Company recorded the results of operations for the Canadian Ferrous Division as discontinued on the Consolidated Statement of Earnings and recorded the related assets of the division as “held for sale” on the 2002 Consolidated Balance Sheet. The Company’s Canadian Ferrous Division generated revenue of approximately $40,081, $44,797 and $49,622, and before-tax income from discontinued operations of approximately $1,411, $3,978 and $374, in 2002, 2001 and 2000, respectively. Subsequent to December 31, 2002, certain assets of the Canadian Ferrous Division were sold for net proceeds of $3,800 and a gain on the divestiture transaction was recorded in the amount of $1,400.

•	The impairment of assets ultimately sold related to the Company’s Demolition and Decommissioning (“D&D”) business resulted in a loss for the twelve-months ended December 31, 2002 of $(2,804), in addition to before-tax loss from discontinued operations of $(4,109), $(3,038) and $(1,329), in 2002, 2001 and 2000, respectively. Operations associated with these assets generated revenues of $3,107, $14,740 and $21,324 in 2002, 2001 and 2000, respectively.

•	The sale of certain other assets during 2002, with a net book value of $2,930 generated a gain for the twelve-months ended December 31, 2002 of $2,341, in addition to before-tax income from discontinued operations of $203, $1,027 and $1,347 in 2002, 2001 and 2000, respectively. Operations associated with these assets generated revenues of $464, $2,940 and $3,313 in 2002, 2001 and 2000, respectively.

•	A charge of $1,300 for the impairment of assets held for sale as of December 31, 2002. The net book value of the assets was $1,970 after impairment.

•	On May 18, 1999, Oldco sold its investment in Philip Utilities Management Corp. (“PUMC”) for cash proceeds of approximately $70,100 resulting in a gain of $39,100. The operations of PUMC (previously reported as the utilities management segment) have been treated as discontinued operations. In December 1998, Oldco made the decision to discontinue its non-ferrous and copper operations segments. A sale of certain of the aluminum operations (included in non-ferrous operations) closed on January 11, 1999 for total consideration of approximately $69,500. Revenue from the discontinued non-ferrous, copper and utilities management operations, net of intercompany revenue was $6,077 and before-tax income (loss) from discontinued operations was $(801) in 2000. The remaining operations in these segments were closed or sold during 1999 and 2000 except for three operations with annual revenue of approximately $7,000, which were transferred to continuing operations.

Summary of all discontinued operations of the Company:

				Predecessor Company
	Twelve Months Ended
	December 31,		Nine Months Ended	Three Months Ended
			December 31,	March 31,
	2002	2001	2000	2000

				(Unaudited)
Revenue	$303,906	$365,402	$241,458	$101,527
Income (loss) before income taxes	(12,559)	5,736	10,114	5,549
Income taxes (benefit)	(1,090)	1,161	312	124

Net income (loss)	$(11,469)	$4,575	$9,802	$5,425

Divestitures

      During 2001, the Company determined that its Paint Services operations were not a strategic fit with the rest of the business units and obtained a signed commitment from a buyer to purchase the business. Consequently, $6,800 was charged to “Other income and expense — net” in recognition of the loss on the sale

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the Paint Services business. The Paint Services sale was completed during the first quarter of 2002. Also during 2001, the Company sold its metals recycling and mill services business in Montreal for net proceeds of $10,300. The business, which was part of the Metals Services Group, generated revenue of $3,000 and $8,200 and income from operations of $300 and $1,300 in 2001 and 2000, respectively. The gain on sale of $4,300 is included in “Other income and expense — net.” Additionally, various European operations of the Industrial Services Group were sold in 2001 for net proceeds of $2,000. These European operations generated revenue of $7,500 and $11,400, and loss from operations of $(1,400) and $(1,900) in 2001 and 2000, respectively. No significant gain or loss was realized on the sale of the European operations.

      On April 7, 2000, Oldco sold its metals recycling and mill services business in the United Kingdom for net proceeds of $47,700. The business, which was part of the Metals Services Group, generated annual revenue of $29,900 and income from operations of $2,400 in 2000. The gain realized on the sale of the United Kingdom metals recycling and mill services business is included in “Other income and expense — net.”

(4)     Accounts Receivable (in thousands)

	December 31,	December 31,
	2002	2001

Billed trade receivables	$204,364	$229,834
Accrued revenue not yet billed	21,238	40,444

Total accounts receivable	225,602	270,278
Allowance for doubtful accounts	(19,552)	(36,784)

Net accounts receivable	$206,050	$233,494

(5)     Other Current Assets (in thousands)

	December 31,	December 31,
	2002	2001

Costs in excess of billings	$16,032	$14,939
Non-trade receivables(a)	15,899	15,405
Consumable supplies	9,230	10,616
Other	14,064	9,321

	$55,225	$50,281

(a)	Non-trade receivables include a $10,425 remaining principal balance of a net $19,812 note receivable shown net of an imputed interest discount of $1,188. This non-trade receivable is due from a third-party insurance company and was recorded in June 2002, in accordance with a settlement agreement entered into by the Company and the third-party insurance company in relation to certain environmental sites involving the Company. The remaining principal balance of the note receivable, together with interest, was subsequently collected by the Company in February 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)     Property, Plant and Equipment (in thousands)

	December 31, 2002			December 31, 2001

		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value

Land	$34,619	$—	$34,619	$37,595	$—	$37,595
Landfill sites	14,919	8,953	5,966	11,426	2,774	8,652
Buildings	56,475	13,226	43,249	68,170	9,825	58,345
Equipment	194,655	78,245	116,410	203,860	59,905	143,955
Assets under development	10,959	—	10,959	7,105	—	7,105

	$311,627	$100,424	$211,203	$328,156	$72,504	$255,652

(7)     Other Assets (in thousands)

	December 31,	December 31,
	2002	2001

Restricted investments(a)	$38,082	$40,513
Other	19,665	17,224

	$57,747	$57,737

(a)	The majority of the Company’s restricted investments are controlled by the Company’s wholly-owned insurance subsidiary and totaled approximately $37,836 at December 31, 2002 ($38,390 at December 31, 2001). The insurance subsidiary’s restricted investments had been pledged as security for the Company’s insurance liabilities. The restricted investments are held primarily in US and foreign government and commercial debt instruments rated AA or better by Moodys and Standard & Poors. At December 31, 2002, restricted investments controlled by the Company’s wholly-owned insurance subsidiary are comprised of $28,091 of cash and cash equivalents and $9,745 in bonds with maturities from January 2003 through December 2007.

(8)     Accrued Liabilities (in thousands)

      Accrued liabilities consist of the following:

	December 31,	December 31,
	2002	2001

Insurance claims outstanding(a),(b)	$49,633	$50,476
Accrued employee compensation and benefit costs	19,008	15,665
Accrued purchases	4,299	6,404
Accrued closure costs(c)	7,538	6,155
Billings in excess of costs	4,627	7,209
Accrued waste material disposal costs	2,934	3,942
Accrued environmental costs	4,581	4,582
Accrued other	16,640	20,707
Income taxes payable	620	434

	$109,880	$115,574

(a)	The Company determines its insurance claims liability using actuarial principles on an undiscounted basis. The Company retains liability for (i) workers’ compensation claims of up to $1,000 for any one

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

occurrence; (ii) auto and general liability claims of up to $1,000 for any one occurrence; and (iii) certain property claims of up to $2,000 for any one occurrence. To the extent that any insurance carrier is unable to meet its obligations under existing insurance policies, the Company could be liable for the defaulted amount. From time to time, other retention amounts apply because claims arise under policies of subsidiary, acquired or predecessor companies.

(b)	Various insurance policies prior to June of 1999, including workers’ compensation policies, were placed with Reliance Insurance Company and/or its former subsidiary companies (“Reliance Insurance”). On October 3, 2001, the Insurance Commissioner of Pennsylvania placed Reliance Insurance into liquidation. State guaranty associations have been ordered to assume the insured obligations of Reliance Insurance, subject to statutory limitations. Until such plans are finalized by the various state associations, there is a risk that the Company could be liable for some portion of the Company’s claims which are contractually covered by Reliance. Cash and letters of credit on deposit with Reliance Insurance are specifically dedicated to the Company’s retained liability of up to $500 per occurrence and should not be pooled or otherwise used to settle Reliance Insurance liabilities. The Company has recorded a reserve to reflect the potential exposure pending further clarification of the liabilities by the courts. The reserve balance was $3,700 and $4,700 at December 31, 2002 and 2001, respectively.

(c)	Accrued closure costs are as follows:

	Balance at				Balance at
	December 31,				December 31,
	2001	Additions	Adjustments	Spending	2002

Severance	$910	$2,552	$(637)	$(1,845)	$980
Other exit costs	5,245	4,432	260	(3,379)	6,558

	$6,155	$6,984	$(377)	$(5,224)	$7,538

	Balance at				Balance at
	December 31,				December 31,
	2000	Additions	Adjustments	Spending	2001

Severance	$4,318	$577	$(261)	$(3,724)	$910
Other exit costs	7,183	3,733	(871)	(4,800)	5,245

	$11,501	$4,310	$(1,132)	$(8,524)	$6,155

	Balance at				Balance at
	March 31,				December 31,
	2000	Additions	Adjustments	Spending	2000

Severance	$3,954	$4,827	—	$(4,464)	$4,318
Other exit costs	9,235	6,846	—	(8,897)	7,183

	$13,189	$11,673	—	$(13,361)	$11,501

      Additions and adjustments have been recorded as Asset Impairment and Other Unusual Costs in the Consolidated Statements of Earnings (see Note 13).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)	Long-Term Debt (in thousands except per share amounts)

	December 31,	December 31,
	2002	2001

Credit facility
Term debt(a)	$170,905	$170,905
Convertible payment-in-kind debt(a)	131,458	118,997
Unsecured payment-in-kind notes(b)	48,698	43,508
Revolving operating facility(c)	34,002	12,129
Loans collateralized by certain assets having a net book value of $8,155 bearing interest at a weighted average fixed rate of 8.0% (2001-5.9%) maturing at various dates up to 2020	3,847	4,332
Loans collateralized by certain assets having a net book value of $3,607 bearing interest at prime plus a weighted average floating rate of 2% (2001-2%) maturing at various dates up to 2003	1,763	2,038
Obligations under capital leases on equipment bearing interest at rates varying from 5% to 12% maturing at various dates to 2008	1,429	2,304

	392,102	354,213
Less current maturities of long-term debt	2,947	2,692
Less current borrowings on operating facility	34,002	12,129

	$355,153	$339,392

(a)	Term Debt and Convertible Payment-In-Kind Debt

As of March 31, 2000, the Company entered into its existing credit facility (the “Credit Facility”). Concurrently, the Company entered into the revolving operating facility, which initially provided for borrowings up to $175,000, subject to a borrowing base formula calculated on accounts receivable (the Credit Facility and revolving operating facility, together the “Existing Senior Debt”). The Credit Facility provides term debt of $235,825 (“term debt”) and $100,000 in convertible payment-in-kind debt (“PIK debt”). The credit facility matures on March 31, 2005, and bears interest at a fixed rate of 9% for the term debt and 10% for the PIK debt. Interest payments on the term debt are due quarterly in arrears, up to a maximum of $20,000 in the first year, and on the PIK debt, interest is payable in full on March 31, 2005. The term debt or any part thereof and/or all of the PIK debt may be prepaid and redeemed by the Company at any time during the agreement once the revolving operating facility has been terminated. The Company must pay a redemption premium of between 1% and 5% on the amount of the term debt being redeemed and between 8.33% and 25.00% on the amount of the PIK debt being redeemed, excluding mandatory prepayments. The PIK debt is convertible by the lenders at any time into shares of common stock of PSC at an initial conversion price of $11.72 per share, which was in excess of the fair market value of PSC on a per share basis determined based upon an enterprise valuation. The carrying value of the term debt was $170,905 as at December 31, 2002.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company was also required yearly for the first two years and quarterly thereafter, to repay the term debt first and then the PIK debt in an amount equal to 75% of the cash flow available for debt service. Through December 31, 2002, no repayments have been required under this provision.

The Existing Senior Debt is guaranteed jointly and severally by PSC and substantially all of its direct and indirect wholly owned subsidiaries and are collateralized by security interests in the assets of PSC and substantially all of its direct and indirect wholly owned subsidiaries and a pledge of securities of substantially all of its direct and indirect wholly owned subsidiaries.

The Existing Senior Debt contains cross-default provisions as well as certain restrictive covenant provisions, including limitations on the incurrence of indebtedness, the sale of assets, the incurrence of liens, the making of specified investments and the payment of cash dividends. In addition, the Company is required to satisfy, among other things, certain financial covenants, including specified amounts of EBITDA and maximum capital expenditures. At December 31, 2002, the Company was in compliance with the covenants under the Existing Senior Debt. However, the qualified opinion of the Company’s independent accountants for the Consolidated Financial Statements at December 31, 2002, constitutes an event of default (as defined in the credit agreements) under both the revolving operating facility and the Credit Facility. The Company received a waiver of this default from the lenders under each facility in connection with the extension of the revolving operating facility. Additionally, because the revolving operating facility expires on June 2, 2003, and at the date of this filing, the Company has not secured a replacement facility, the Company is unable to project compliance with its credit facilities through 2003. In the event the Company is unable to secure the replacement facility by June 2, 2003, and the revolving operating facility is not further extended, the Company will be unable to meet its’ obligations. This would result in an event of default under both the Credit Facility and the revolving operating facility. Upon the occurrence and continuation of an event of default, the Company’s lenders under the Credit Facility and revolving operating facility may, among other things, declare all obligations under such facility to be immediately due and payable. If an acceleration of the indebtedness under either of the facilities has occurred, an event of default will occur under the Companys’ indentures with respect to the unsecured payment-in-kind-notes described below.

(b) Unsecured Payment-in-Kind Notes

On April 7, 2000, the Company issued an aggregate amount of $48,000 of unsecured payment-in-kind notes (“unsecured notes”). The unsecured notes mature on April 15, 2010 and bear interest at a fixed rate of 6%. The interest is payable semi-annually on April 15 and October 15, and can be paid up to April 15, 2005, in cash or additional unsecured notes, at the option of the Company. The Company had issued an additional $7,645 of unsecured notes as of December 31, 2002, in payment of interest. If a change in control occurs, the Company is required to make an offer to purchase an amount of unsecured notes equal to the present value of the remaining scheduled payments of principal and interest, discounted at 16%, plus accrued interest thereon. The unsecured notes will bear interest at a rate of 12% from the date of a change in control until such time as the unsecured notes are redeemed. The unsecured notes provide for annual mandatory sinking fund payments equal to 20% of the aggregate principal amount of the outstanding unsecured notes at April 15, 2005, plus all accrued and unpaid interest thereon, commencing April 15, 2006. At December 31, 2002, the unsecured notes were recorded at $42,679 (December 31, 2001 — $38,129).

On April 7, 2000, the Company issued an aggregate amount of $18,000 of unsecured convertible payment-in-kind notes (“unsecured convertible notes”). The unsecured convertible notes mature on April 15, 2020, and bear interest at a fixed rate of 3% starting April 15, 2003. The interest is payable semi-annually on April 15 and October 15. The unsecured convertible notes may be converted at any time into shares of common stock of PSC at an initial conversion price of $30 per share. If a change in control occurs, the Company is required to make an offer to purchase an amount of unsecured convertible notes equal to between 64% and 100% of the principal amount of unsecured convertible notes outstanding, plus

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accrued interest thereon. The unsecured convertible notes will bear interest at a rate of 12% from the date of a change in control until such time as the unsecured convertible notes are redeemed. As of December 31, 2002, unsecured convertible notes with a face value of $709 had been converted into 23,644 shares of common stock pursuant to the terms of the indenture covering the unsecured convertible notes. At December 31, 2002, the unsecured convertible notes were recorded at $6,019 (December 31, 2001 — $5,379).

The unsecured notes contain provisions whereby an acceleration under the facilities causes a default under the unsecured notes. In addition, the facilities contain provisions whereby a default under the unsecured notes causes a default under the facilities.

(c)	Revolving operating facility

The revolving operating facility provides for a revolving line of credit, subject to a borrowing base formula calculated on accounts receivable, of up to $195,000. At December 31, 2002, the Company’s borrowing base formula limited the availability of the revolving operating facility to $153,714. The Company had undrawn capacity under the revolving operating facility of $26,937, net of borrowings of $34,002 and outstanding letters of credit of $92,775. The revolving operating facility was scheduled to mature on April 8, 2003 and has been extended to June 2, 2003.

The Company intends to use the period of the extension to prepare to restructure its balance sheet and refinance its debt. It is anticipated that the restructuring will be effected through a proceeding under Chapter 11 of the Bankruptcy Code. To this end, the Company has retained bankruptcy counsel and is consulting with its significant stockholders, its lenders and its other advisors. Among other things, the Company is in discussions with its lenders concerning debtor-in-possession financing though there can be no assurances that such financing will be available or obtained.

Under the amendment of the revolving operating facility executed with the lenders as of April 8, 2003, the lending commitment under Tranche A of the facility was reduced from $100,000 to $78,000. The capacity under other tranches is unchanged, and as a result, the total capacity of the facility is unchanged. In connection with the amendment, the Company has paid an aggregate fee of $100 to the lenders under Tranche B-Prime, which are, respectively, affiliates of the Company’s two largest stockholders, Carl C. Icahn and affiliates and Stephen Feinberg and affiliates.

Borrowings under the revolving operating facility bear interest at a rate equal to the base rate (which is based on the Wells Fargo Bank “prime rate”) plus 1% on Tranche A advances, 3% on Tranche B-Prime advances, and the greater of 11.5% or the base rate plus 5% on Tranche Sub-B advances or at the option of the Company on Tranche A advances at a rate equal to the LIBOR rate plus 3%. A letter of credit issuance fee of .25% plus an annual fee of 2.75% is charged on the amount of all outstanding letters of credit issued under Tranche A. Letters of credit issued under Tranche Sub-B bear an annual fee of 10.075%.

Under the revolving operating facility, the Company is required to pay an annual service/ agency fee equal to $900 and a monthly loan servicing fee equal to $20 for Tranches A and B-Prime. The Tranche Sub-B Agency fee is $10 paid monthly. In addition, the Company is required to pay monthly an unused line of credit fee equal to 0.375%, 0.75% and 2.0% per annum on the average unused portion of Tranche A, Tranche B-Prime and Tranche Sub-B, respectively.

(d)	The various components of long-term debt described in Note 9 (the “Company’s Public Debt Instruments”) are financial instruments. The Company’s Public Debt Instruments were discounted from face value to their fair market value on March 31, 2000. As of December 31, 2000, the carrying value at that time approximated fair market value. During 2001 and 2002, there have been changes in market interest rates, a general decline in the availability of credit and disappointing financial performance by the Company. It is likely that these factors have caused the fair market value of the Company’s Public Debt Instruments to be materially less than the current carrying value. There is no public market in the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s Public Debt Instruments, and, therefore, the Company is unable to determine their fair market value.

(e)      The aggregate amount of payments required to meet long-term debt installments in each of the next five years is as follows:

2003	$36,949
2004	1,956
2005	303,044
2006	8,907
2007	8,660
Thereafter	32,586

(10)     Other Liabilities (in thousands)

	December 31,	December 31,
	2002	2001

Accrued environmental costs	$62,771	$67,821
Other	4,644	2,230

	$67,415	$70,051

(11)     Statement of Cash Flows (in thousands)

Changes in assets and liabilities

				Predecessor Company

	Year Ended	Year Ended	Nine Months Ended	Three Months Ended
	December 31,	December 31,	December 31,	March 31,
	2002	2001	2000	2000

				(unaudited)
Accounts receivable	$27,444	$31,978	$51,094	$(385)
Inventory for resale	(5,364)	9,243	(7,254)	(1,515)
Other Assets	(1,206)	17,415	59,685	(611)
Accounts payable, accrued liabilities and other liabilities	(24,547)	(23,363)	(39,750)	(16,872)
Income taxes payable	223	(345)	(935)	1,939

	$(3,450)	$34,928	$62,840	$(17,444)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Supplemental cash flow information

      The supplemental cash flow disclosures and non-cash transactions are as follows:

				Predecessor Company

	Year Ended	Year Ended	Nine Months Ended	Three Months Ended
	December 31,	December 31,	December 31,	March 31,
	2002	2001	2000	2000

				(unaudited)
Supplemental disclosures:
Interest paid	$31,638	$17,854	$13,502	$951
Income taxes paid	712	2,641	3,668	2,248
Debt incurred on the purchase of property and equipment	450	1,510	1,785	2,782
Notes receivable issued/paid on the sale/purchase of equipment	—	1,663	1,610	—
Conversion of unsecured payment-in-kind notes	709	200	—	—
Deferred stock compensation costs	137	176	—	—
Shares of common stock issued in conjunction with new debt issuances	3,748	—	—	—

(12)     Cumulative Effect of Change in Accounting Principle (in thousands)

      The Company elected early adoption of Statement of Financial Accounting Standard No. 143 “Accounting for Asset Retirement Obligations” (“FAS 143”). The only Company location impacted by the adoption of FAS 143 was the Company’s sole operating landfill located in Hamilton, Ontario. While FAS 143 adoption did have an impact on the Company’s accounting for its landfill asset, it did not change the basic landfill accounting followed historically by the Company. In general, the Company has historically recognized expenses associated with both amortization of capitalized costs and future closure and post-closure obligations on a units-of-consumption basis as airspace is consumed over the life of the landfill. This practice, referred to as life cycle accounting within the waste industry, will continue to be followed upon adoption of FAS 143, except as discussed below.

      Under the new FAS 143 rules, costs associated with future final capping activities that occur during the operating life of a landfill, which are currently recognized on an undiscounted basis over the operating life of the landfill as airspace is consumed, will be accounted for as an asset retirement obligation, on a discounted basis. Under the new FAS 143 rules, the Company will record a landfill retirement obligation that relates to its closure and post-closure activities over the operating life of the landfill as the landfill airspace is consumed and the asset retirement obligation is incurred. Upon adoption of FAS 143, the Company recorded a landfill retirement obligation of $3,006 in addition to the $2,608 obligation that was previously reflected on the Company’s books prior to FAS 143 adoption. In accordance with FAS 143, the Company also added accretion expense to the obligation of $857 for a total landfill retirement obligation at December 31, 2002, of $6,471. The Company’s asset retirement obligation was determined based on its estimated fair value, which was measured on a present value basis, using a credit-adjusted, risk-free rate of 7.5% coupled with an inflation rate of 2.0%. Accretion expense was and will continue to be added to the landfill retirement obligation using the effective interest method. All landfill retirement costs arising from closure and post-closure obligations were capitalized as part of the landfill asset and are being amortized using the Company’s existing landfill accounting practices. At December 31, 2002, the gross value of landfill asset retirement costs was $3,006, which was offset by $2,933 of accumulated depreciation. The $2,933 of accumulated depreciation coupled with the $857 of obligation accretion offset by a tax benefit of $1,367 total the $2,423 cumulative effect of change in accounting principle as shown on the face of the 2002 Statement of Earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13)     Asset Impairment and Other Unusual Costs (in thousands)

2002

      The Company’s asset impairment and other unusual costs are composed of the following:

Business units, locations or activities to be exited:
Assets written down to estimated net realizable value	$570
Severance costs	1,915
Other exiting costs	4,692
Business units, locations or activities to be continued:
Assets written down to estimated net realizable value	531
Process re-engineering costs	3,181

$10,889

      In the first quarter of 2002, the Company decided to close the corporate headquarters in Rosemont, Illinois and the corporate governance functions were moved to the shared service operations in Houston. Included in the unusual costs for the twelve-month period is $6,607 in cash cost for severance and other exit cost to be incurred at these locations. Twelve employees were terminated as a result of these restructurings. In the fourth fiscal quarter of 2002, the Company’s Metals Services Group terminated an existing mill service agreement with a customer and concurrently leased certain equipment back to a third party. An assessment of the recoverability of the net asset value for this equipment resulted in a non-cash asset impairment charge of $570. Additionally, a $531 non-cash asset impairment charge was recorded for certain impaired equipment of the Company’s waste management services business. The Company also incurred costs in 2002 related to its PSC Way project which was a project designed to standardize business processes to allow it to operate more efficiently and share information and best practices. This initiative includes defining common business processes related to transactional functions as well as client relationships and includes establishing a common management systems platform. The total cash costs for the PSC Way initiative in 2002 were $5,717, of which $2,536 was capitalized to fixed assets and $3,181 is included in other unusual costs as process re-engineering costs.

2001

      The Company’s asset impairment and other unusual costs were composed of the following:

Business units, locations or activities to be exited:
Assets written down to estimated net realizable value	$204
Severance costs	316
Other exiting costs	2,862
Business units, locations or activities to be continued:
Assets written down to estimated net realizable value	1,809
Process re-engineering costs	6,744

$11,935

      During 2001, the Company continued to seek operating efficiencies and identified locations or business units to be closed, resulting in non-cash costs for asset impairments of $204 and $3,178 in cash costs for severance and other exit costs to be incurred at these locations. Approximately 48 employees were terminated as a result of these restructurings, all which had been terminated at December 31, 2002. In addition, a patent infringement lawsuit was settled during the year in which the Company agreed to discontinue the use of certain equipment parts at an ongoing operation. An assessment of the recoverability of the net asset value for this equipment resulted in a non-cash asset impairment charge of $1,809. The total cash costs for the PSC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Way initiative in 2001 were $12,166, of which $5,422 was capitalized to fixed assets and $6,744 is included in other unusual costs as process re-engineering costs.

2000

      The Company’s asset impairment and other unusual costs were composed of the following:

Business units, locations or activities to be exited:
Assets written down to estimated net realizable value	$5,683
Severance costs	4,828
Other exiting costs	1,163
Business units, locations or activities to be continued:
Process re-engineering costs	5,443

$17,117

      In the fourth quarter of 2000, the Company made the decision to exit its European industrial outsourcing operations due to its limited geographical presence following the sale of the UK Metals business in the second quarter, resulting in $4,057 in non-cash costs for asset impairments and $757 in cash costs related to severance and other exit costs. Additionally, the Company made the decision in 2000 to close and/or consolidate several locations, resulting in cash costs of $5,234 for severance and other exit costs and $1,626 in non-cash costs relating to asset impairments. Approximately 132 employees were to be terminated as a result of these restructurings, all which had been terminated as of December 31, 2002. The total cash costs for the PSC Way initiative in 2000 were $8,636, of which $3,193 was capitalized to fixed assets and $5,443 is included in other unusual costs as process re-engineering costs.

(14)     Reorganization Costs (in thousands)

      The expenses resulting from Oldco’s reorganization for the three months ended March 31, 2000 have been segregated from expenses related to operations in the accompanying Consolidated Statements of Earnings and include $17,908 for professional fees and $2,699 for other reorganization costs.

(15)     Earnings Per Share (in thousands)

	Year Ended	Year Ended
	December 31, 2002	December 31, 2001

Net loss for the period — basic and diluted	$(59,197)	$(78,135)

Number of shares of common stock outstanding	27,859	24,296
Effect of using weighted average shares of common stock outstanding	(880)	(16)
Restricted shares issued — unvested	(106)	(220)

Basic and diluted weighted average number of shares of common stock outstanding	26,873	24,060

	Year Ended	Year Ended
	December 30, 2002	December 30, 2001

Net loss for the period	$(59,197)	$(78,135)
Other comprehensive income (loss), net of taxes:
Translation adjustments	2,793	(3,854)

Comprehensive loss	$(56,404)	$(81,989)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(16)     Derivative Financial and Commodity Instruments

      At both December 31, 2002 and December 31, 2001, the Company had no derivative instruments outstanding. The Predecessor Company utilized interest rate swaps and collars to fix the interest rate on a portion of its floating rate debt and thereby manage the interest rate risk associated therewith. The credit risk of counter party fulfillment on all such contracts is mitigated by dealing only with credit worthy major public financial institutions.

(17)     Common Stock and Stock-Based Compensation Plans (in thousands except number of shares/ options and per share amounts)

     Common stock

	December 31,	December 31,
	2002	2001

Share capital consists of-
Authorized:
10,000,000 shares of preferred stock
90,000,000 shares of common stock
Outstanding:
Shares of common stock
Number	27,858,990	24,295,818
Dollars	$122,805	$118,920

      The table below outlines the outstanding share capital of the Company. The Company has allotted and reserved 9,132,423 shares of common stock issuable under the PIK debt and the unsecured convertible notes. As of December 31, 2002, the Company had issued 23,644 of these shares.

	Common Stock

	Number	Amount

Balance — December 31, 2000	24,041,946	$118,544
Shares issued in 3% note conversion	23,174	200
Restricted stock issued	230,698	176

Balance — December 31, 2001	24,295,818	$118,920
Shares issued in 3% note conversion	470	1
Restricted stock issued	77,716	136
Restricted stock cancelled	(153,480)	—
Shares issued with new debt issuances	3,638,466	3,748

Balance — December 31, 2002	27,858,990	$122,805

     Stock-based compensation plans

      As discussed in Note 2, the Company has four stock-based compensation plans and one special stock option allotment plan. These plans are discussed individually in greater detail below.

     2000 Stock Option Plan

      The Company has allotted and reserved 1,040,000 shares of common stock under the Philip Services Corporation Stock Option Plan (“2000 Plan”) of which 840,000 may be granted to officers and employees and 200,000 may be granted to non-employee directors. Under the 2000 Plan, options generally vest annually over a four-year period. The options have a term of not more than ten years from the date of grant. Options granted under the 2000 Plan can be either incentive stock options, which are intended to meet the requirement of Section 422 of the Internal Revenue Code, or non-qualified stock options. Shares underlying awards that are forfeited may be re-granted. The Company has granted options covering 1,084,557 shares under the 2000 Plan as of December 31, 2002, to officers and employees at a weighted average exercise price of $6.83. Options to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

officers and employees covering 200,745 and 72,053 shares are exercisable as of December 31, 2002, and 2001, respectively, both at a weighted average exercise price of $6.83. The Company has also granted options covering 190,000 shares to directors under the 2000 Plan as of December 31, 2002, at a weighted average exercise price of $6.83 per share. All of those options remain outstanding as of December 31, 2002. Directors’ options covering 125,947 and 79,722 shares are exercisable as of December 31, 2002, and 2001, respectively, both at a weighted average exercise price of $6.83.

		Weighted Average
	Shares	Exercise Price

Options outstanding at March 31, 2000	—	$—
Granted	901,000	6.83
Exercised	—	—
Forfeited	(313,000)	6.83

Options outstanding at December 31, 2000	588,000	$6.83
Granted	353,557	6.83
Exercised	—	—
Forfeited	(72,629)	6.83

Options outstanding at December 31, 2001	868,928	$6.83
Granted	20,000	6.83
Exercised	—	—
Forfeited	(377,476)	6.83

Options Outstanding at December 31, 2002	511,452	$6.83

     Officers’ Stock-Based Bonus Plan

      The Company has reserved 1,000,000 shares of common stock for issuance under the Philip Services Corporation Officers’ Stock-Based Bonus Plan (“Officers’ Plan”). Under the Officers’ Plan, various types of awards may be made including restricted common stock, options to purchase shares of common stock, stock appreciation rights, or phantom stock rights. Participation in the Officers’ Plan is limited to officers of the Company and its subsidiaries. Generally awards vest evenly over a four-year period from the date of grant. Upon the adoption of the 2002 Stock-Based Compensation Plan, the Officers’ Plan was supplanted. No further grants will be made under the Officers’ Plan, but outstanding awards will be maintained until they are exercised, forfeited or expire. Under the Officers’ Plan, options generally vest annually over a four-year period. The options have a term of not more than ten years from the date of grant. Options granted under the Officers’ Plan can be either incentive stock options, which are intended to meet the requirement of Section 422 of the Internal Revenue Code, or non-qualified stock options. As of December 31, 2002, the Company had granted options covering 400,000 shares under the Officers’ Plan at a weighted average exercise price of $0.54 of which 75,000 has been forfeited. As of December 31, 2002, options covering 72,656 shares were exercisable under the Officers’ Plan at a weighted average exercise price of $0.69. As of December 31, 2001, there were no options granted or exercisable under the Officers’ Plan.

		Weighted Average
	Shares	Exercise Price

Options outstanding at December 31, 2001	—	$—
Granted	400,000	0.54
Exercised	—	—
Forfeited	(75,000)	0.50

Options Outstanding at December 31, 2002	325,000	$0.54

     2002 Stock-Based Bonus Plan

      The Company has reserved 1,200,000 shares of common stock for issuance under the Philip Services Corporation (2002) Stock-Based Bonus Plan (“2002 Plan”) of which 1,000,000 may be granted to officers

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and employees and 200,000 may be granted to directors. Under the 2002 Plan, various types of awards may be made including restricted common stock, options to purchase shares of common stock, stock appreciation rights, or phantom stock rights. Generally awards vest evenly over a four-year period from the date of grant. Options under the 2002 Plan have a term of not more than ten years from the date of grant and can be either incentive stock options, which are intended to meet the requirement of Section 422 of the Internal Revenue Code, or non-qualified stock options. As of December 31, 2002, the Company had granted options covering 475,000 shares to employees under the 2002 Plan at a weighted average exercise price of $0.50 and options covering 100,000 shares to an officer at an exercise price of $0.50. As of December 31, 2002, there were no options exercisable under the 2002 Plan.

		Weighted Average
	Shares	Exercise Price

Options outstanding at December 31, 2001	—	$—
Granted	575,000	0.50
Exercised	—	—
Forfeited	—	—

Options Outstanding at December 31, 2002	575,000	$0.50

     Special-Allotment of Stock Options

      During 2000, the Company granted a special-allotment of 1,000,000 common stock options to the Company’s then CEO, Mr. Anthony G. Fernandes, at exercise prices ranging from $5.96 to $8.69 per share. These stock option exercise prices were in excess of the Company’s fair market value on a per share basis determined based on an enterprise valuation as discussed in Note 1. Upon the departure of Mr. Fernandes from the Company on March 31, 2002, 500,000 of the special-allotment options had vested and will be exercisable at their weighted average exercise price of $5.96 until their expiration on April 7, 2010. The balance of these special-allotment options were cancelled.

     Restricted Stock Plans

      As of December 31, 2002, the Company had granted 269,131 shares of restricted stock pursuant to the Officers’ Plan. Of these, 221,741 shares had been forfeited as of December 31, 2002, resulting in a net restricted stock issuance of 47,390 shares as of December 31, 2002. Additionally, under its 2001 Non-Employee Directors Restricted Stock Plan (“Directors Plan”), the Company has reserved 400,000 shares of common stock for issuance. Under the Directors Plan, shares of restricted common stock with a market value of twenty-five hundred dollars will be granted on the first business day of each fiscal quarter during the term of the Directors Stock Plan to each non-employee director. One-quarter of the shares granted as of each grant date will vest on each of the first four anniversaries of such grant date except with respect to the initial grant of shares. As of December 31, 2002, 107,544 shares of restricted stock had been granted under the Directors Plan.

      Summary of Restricted Stock Issued and Vested:

	December 31, 2002

	Officers’ Plan	Directors Plan

Shares of restricted stock issued	47,390	107,544
Shares of restricted stock vested	22,283	26,185
Fair value at issuance	$163	$149

(18)	Income Taxes (in thousands)

      The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, the Company provides deferred income taxes for the tax effects of temporary differences between the financial reporting and income tax bases of the Company’s assets and liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company is organized under the laws of the State of Delaware and is regarded as a United States corporation for the purposes of this note. The Predecessor Company was organized under the laws of Ontario and is regarded as a Canadian corporation for purposes of this note.

      The Company has net operating loss carryforwards in the U.S. of approximately $361,000. The US net operating loss carryforwards expire between the years 2007 and 2022. The Company has approximately $102,000 in excess interest deductions carryforwards which carry forward indefinitely.

      Distribution of the new common stock of the Company to the Company’s creditors pursuant to the Plan has resulted in an ownership change as defined in Section 382 of the Internal Revenue Code. As a result, the Company’s ability to utilize $144,000 of its net operating loss carryforwards and its excess interest deduction carryforwards is limited.

      Certain future events may result in the net operating loss and excess interest deduction carryforwards being utilized in the Company’s future income tax returns, which the Company will record as a reduction in the valuation allowance. To the extent the utilized amount relates to a period prior to the reorganization, the associated credit will be to additional paid-in capital in accordance with the principles of fresh start reporting. To the extent the utilized amount relates to a period subsequent to the reorganization, the associated credit will be to the tax provision.

				Predecessor
				Company

	Year Ended	Year Ended	Nine Months Ended	Three Months Ended
	December 31,	December 31,	December 31,	March 31,
	2002	2001	2000	2000

				(unaudited)
Income (loss) from continuing operations before tax and reorganization costs
U.S.	$(43,705)	$(84,747)	$(45,079)	$9,275
Non U.S.	190	2,877	(6,369)	7,108

Total	$(43,515)	$(81,870)	$(51,448)	$16,383

      Federal, state and foreign provision for income taxes are as follows:

				Predecessor
				Company

	Year Ended	Year Ended	Nine Months Ended	Three Months Ended
	December 31,	December 31,	December 31,	March 31,
	2002	2001	2000	2000

				(unaudited)
U.S. — Federal and state
Current	$299	$600	$858	$601
Deferred	—	—	—	—

	299	600	858	601

Non- U.S
Current	599	253	202	166
Deferred	892	(13)	2,803	(35)

	1,491	240	3,005	131

Total	$1,790	$840	$3,863	$732

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s provision for income taxes comprise the following:

				Predecessor
				Company

	Year Ended	Year Ended	Nine Months Ended	Three Months Ended
	December 31,	December 31,	December 31,	March 31,
	2002	2001	2000	2000

				(unaudited)
Income tax benefit based on statutory effective income tax rates	$(15,230)	$(28,512)	$(17,682)	$(1,588)
(Increase) decrease in income tax benefit resulting from:
Tax rate differentials in other jurisdictions	182	225	476	134
Domestic taxes on foreign earned income	—	1,750	1,998	—
Non-deductible expenses	928	568	933	113
Other non-deductible expenses relating to special charges	—	—	839	988
Valuation allowance	14,868	28,752	17,887	2,244
Other	1,042	(1,943)	(588)	(1,159)

Provision for income taxes	$1,790	$840	$3,863	$732

      The provisions for income tax in 2002, 2001 and 2000 result from taxes on profits in certain foreign jurisdictions and state income taxes on profits in certain states.

      The net deferred tax liability consists of the following temporary differences:

	December 31,	December 31,
	2002	2001

Net operating loss and excess interest deduction carryforwards	$(162,956)	$(137,164)
Accruals not yet deductible and asset basis differences	(96,487)	(94,058)
Other	(182)	(389)
Valuation allowance	265,800	239,493

Net deferred tax liability	$6,175	$7,882

      The net operating loss carryforwards expire between the years 2007 and 2022. In assessing the value of the deferred tax assets, management considers whether it is more likely than not that all of the deferred tax assets will be realized. Projected future income tax planning strategies and the expected reversal of deferred tax liabilities are considered in making this assessment. The Company determined that, at this time, based on the level of historical taxable income and projections for future taxable income over the periods in which the net operating losses are deductible, it is more likely than not that the Company will not realize the benefits of its deferred tax assets. The December 31, 2002, valuation allowance increased by $26,307 of which $14,868 relates to the change in deferred tax assets from continuing operations, $3,459 relates to the change in deferred tax assets from discontinued operations, and $7,980 relates to adjustments made to the deferred tax assets on finalization of the Company’s 2001 federal tax return. The December 31, 2001, valuation allowance increased by $37,740 of which $27,887 relates to the change in deferred tax assets and $9,853 relates to adjustments made to the deferred tax assets on finalization of the Company’s 2000 federal tax return.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Provisions have not been made for U.S. income taxes on approximately $14,043 of undistributed earnings of foreign subsidiaries as these earnings are considered indefinitely reinvested. These earnings could become subject to U.S. income taxes if they were remitted as dividends, were lent to the Company or a U.S. subsidiary or if the Company should sell its stock in the subsidiaries. If such earnings were not considered indefinitely reinvested, deferred U.S. income taxes would have been provided of approximately $4,915.

(19)     Related Parties (in thousands)

      The Company’s two largest stockholders, Carl C. Icahn and Stephen Feinberg, participate in the company’s revolving operating facilities and the term debt and PIK facilities through entities they control. Mr. Icahn controlled approximately $187,084 and $184,000 of the Company’s total debt that for the years ended December 31, 2002, and 2001, respectively and was associated with approximately $18,604 and $14,000 in interest expense and fees for the years ended December 31, 2002, and 2001, respectively. Mr. Feinberg controlled approximately $102,547 and $60,000 of the Company’s total debt that for the years ended December 31, 2002, and 2001, respectively, and was associated with approximately $10,252 and $4,500 in interest expense and fees for the years ended December 31, 2002, and 2001, respectively. In addition, entities controlled by these stockholders received shares of common stock in connection with the company’s April 2002 mezzanine financing. Also, in connection with the April 2003 revolving operating facility amendment, a fee of $100 was paid to the lenders under Tranche B-Prime, which are, respectively, affiliates of the Company’s two largest stockholders, Carl C. Icahn and affiliates and Stephen Feinberg and affiliates.

      The Company has utilized the services of SBI and Company, Inc. (“SBI”) for information technology services associated with the PSC Way business reengineering project. SBI is partially owned by entities controlled by one of the Company’s largest stockholders, Stephen Feinberg (see Item 12. Security Ownership of Certain Beneficial Owners and Management). Fees paid to SBI totaled $2,700 and $8,500 during 2002 and 2001, respectively.

(20)     Commitments (in thousands)

      Future rental payments required under operating leases for premises and equipment are as follows:

2003	$13,261
2004	8,335
2005	6,030
2006	3,686
2007 and thereafter	4,444

      Rental expense amounted to $33,127 and $29,948 for the years ended December 31, 2002, and 2001, and $15,772 for the nine-months ended December 31, 2000, respectively. Letters of credit issued by the Company amounted to $92,775 and 84,282 at December 31, 2002 and 2001, respectively.

(21)     Segmented Information (in thousands)

      The Company’s business operations are organized into the following three segments:

•	The Industrial Services Group includes operations that perform industrial cleaning, maintenance, and environmental services.

•	The Metals Services Group, whose primary operations include ferrous and non-ferrous scrap collection and processing, brokerage and transportation and on-site mill services.

•	The Project Services Division includes operations that perform refractory, catalyst and union mechanical and turnaround services.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2002

	Industrial	Metals	Project
	Services	Services	Services	Corporate	Total

Revenue	$530,160	$483,878	$104,422	$—	$1,118,460
Income (loss) from operations	25,218	7,073	(4,607)	(20,263)	7,421
Total assets	262,337	163,745	86,883	88,045	601,010
Depreciation and amortization	28,363	7,579	1,330	3,069	40,341
Capital expenditures	19,140	6,684	—	2,625	28,449
Equity investments	—	254	—	250	504

	Year Ended December 31, 2001

	Industrial	Metals	Project
	Services	Services	Services	Corporate	Total

Revenue	$572,147	$467,684	$104,922	$—	$1,144,753
Income (loss) from operations	9,691	(26,434)	(6,371)	(18,203)	(41,317)
Total assets	268,028	183,140	106,864	81,371	639,403
Depreciation and amortization	27,616	7,862	850	3,673	40,001
Capital expenditures	31,198	8,515	—	7,900	47,613
Equity investments	—	704	—	1,358	2,062

	Nine Months Ended December 31, 2000

	Industrial	Metals	Project
	Services	Services	Services	Corporate	Total

Revenue	$443,107	$391,210	$82,679	$—	$916,996
Income (loss) from operations	(7,461)	327	(2,863)	(17,295)	(27,292)
Total assets	308,510	222,331	82,892	108,816	722,549
Depreciation and amortization	19,838	5,956	2,279	3,411	31,484
Capital expenditures	24,640	9,837	—	5,072	39,549
Equity investments	—	2,978	—	1,637	4,615

	Predecessor Company

	Three Months Ended March 31, 2000 (unaudited)

	Industrial	Metals	Project
	Services	Services	Services	Corporate	Total

Revenue	$138,138	$214,098	$30,353	$—	$382,589
Income (loss) from operations	(1,035)	8,074	1,227	(2,665)	5,601
Total assets	300,620	295,085	110,509	161,541	867,755
Depreciation and amortization	6,874	3,195	598	721	11,388
Capital expenditures	6,119	5,037	—	29	11,185
Equity investments	—	5,848	—	—	5,848

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The geographical segmentation of the Company’s and Predecessor Company’s businesses is as follows:

							Predecessor Company

	Year Ended		Year Ended		Nine Months Ended		Three Months Ended
	December 31, 2002		December 31, 2001		December 31, 2000		March 31, 2000

							(unaudited)
		Long-Lived		Long-Lived		Long-Lived		Long-Lived
	Revenue	Assets	Revenue	Assets	Revenue	Assets	Revenue	Assets

United States	$957,198	$197,435	$1,026,914	$219,959	$805,190	$218,046	$323,163	$215,656
Canada	161,262	31,261	110,217	51,534	101,494	62,712	25,266	72,007
Other	—	40,254	7,622	41,896	10,312	45,002	34,160	65,111

	$1,118,460	$268,950	$1,144,753	$313,389	$916,996	$325,760	$382,589	$352,774

(22)     Contingencies (in thousands)

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

      Certain of the Company’s facilities are environmentally impaired in part as a result of operating practices at the sites prior to their acquisition by the Company. The Company has established procedures to periodically evaluate these sites, giving consideration to the nature and extent of the contamination. The Company has provided for the remediation of these sites based upon management’s judgment and prior experience. The Company has estimated the liability to remediate these sites to be $54,193 (December 31, 2001 — $55,899).

      Certain subsidiaries of the Company have been named as potentially responsible or liable parties under U.S. federal and state superfund laws in connection with various sites. It is alleged that the Company and its subsidiaries or their predecessors transported waste to the sites, disposed of waste at the sites, or operated the sites in question. The Company has reviewed the nature and extent of the allegations, the number, connection and financial ability of other named and unnamed potentially responsible parties and the nature and estimated cost of the likely remedy. Based on its review, the Company has accrued its estimate of its liability to remediate these sites at $13,159 (December 31, 2001 — $16,504). If it is determined that more expensive remediation approaches may be required in the future, the Company could incur additional obligations, which could be material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The liabilities discussed above are disclosed in the Consolidated Balance Sheets as follows:

	December 31,	December 31,
	2002	2001

Accrued liabilities	$4,581	$4,582
Other liabilities	62,771	67,821

	$67,352	$72,403

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

      (b) The Company is not currently a party to any material pending legal proceedings, other than routine matters incidental to the business, and no material developments have occurred in any proceedings except as described below.

      (c) The Company is a defendant in lawsuits for which the Company has insurance coverage. Each of these suits is, in the event of an adverse verdict, subject to a deductible. Although the Company does not believe that the uninsured liability from any of these suits would be material, it is not possible to predict the effect of the cumulative deductibles. The Company is named as a defendant in a number of other lawsuits, which have arisen in the ordinary course of its business. The Company believes that except as otherwise reported herein, neither the insured litigation nor the other litigation is likely to have a material adverse effect on its business or financial condition. The Company is, however, unable to predict the outcome of certain of the forgoing matters and cannot provide assurance that these or future matters will not have a material adverse effect on the results of operations or financial condition of the Company.

      (d) Sparrows Point Scrap Processing, LLC. (“SPSP”) is a joint venture operation the Company has with AMG Resources Corporation to provide ferrous scrap and scrap handling services to Bethlehem Steel Corporation. Sales to SPSP were $6 and $1,200 in 2002 and 2001, respectively. Accounts receivable-net due to the Company were $0 million and $500 at December 31, 2002 and 2001 respectively. Although the Company wrote off the remaining investment (approximately $1,800) in SPSP during 2001 after assessing the recoverability of the investment, a contingency remains for the Company’s guarantee of 50% of the operating losses of the joint venture. The amount or timing of any future gains or losses cannot be reliably estimated at this time. Additionally, the Company has exposure for its share of financial guarantees with respect to future lease commitments of $10,400 and debt obligations of approximately $600.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(23)     Unaudited Quarterly Financial Data (in thousands, except per share amounts)

      The table below sets forth consolidated operating results by fiscal quarter for the years ended December 31, 2002 and 2001.

	2002				2001

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Revenue	$288,053	$287,968	$289,435	$253,004	$251,652	$270,680	$305,731	$316,690
Operating expenses	252,803	248,047	232,565	219,636	222,200	235,919	261,403	267,501
Selling, general and administrative costs	28,837	22,530	29,203	26,188	48,135	30,047	28,918	40,011
Asset impairment and other unusual costs	2,206	1,269	2,814	4,600	4,622	1,166	3,350	2,797
Depreciation and amortization	11,610	9,621	9,625	9,485	9,859	9,707	10,221	10,214

Income (loss) from operations	(7,403)	6,501	15,228	(6,905)	(33,164)	(6,159)	1,839	(3,833)
Interest expense	13,401	14,134	12,869	10,445	10,524	9,793	9,511	9,473
Other (income) and expense — net	1,630	(2,374)	1,437	(606)	5,147	1,176	(4,405)	(666)

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	(22,434)	(5,259)	922	(16,744)	(48,835)	(17,128)	(3,267)	(12,640)
Provision for income taxes	701	448	423	218	663	(307)	118	366

Income (loss) from continuing operations before cumulative effect of change in accounting principle	(23,135)	(5,707)	499	(16,962)	(49,498)	(16,821)	(3,385)	(13,006)
Cumulative effect of change in accounting principle, net of taxes	(2,423)	—	—	—	—	—	—	—
Income (loss) from discontinued operations, net of taxes	(5,180)	(7,753)	(6,766)	8,230	(1,318)	(1,854)	3,948	3,799

Net income (loss)	$(30,738)	$(13,460)	$(6,267)	$(8,732)	$(50,816)	$(18,675)	$563	$(9,207)

Basic and diluted income (loss) per common share
Continuing operations	$(0.86)	$(0.21)	$0.02	$(0.63)	$(2.06)	$(0.70)	$(0.14)	$(0.54)
Cumulative effect of change in accounting principle	(0.09)	—	—	—	—	—	—	—
Discontinued operations	(0.20)	(0.29)	(0.25)	0.31	(0.05)	(0.08)	0.16	0.16

	$(1.15)	$(0.50)	$(0.23)	$(0.32)	$(2.11)	$(0.78)	$0.02	$(0.38)

      Certain reclassifications of prior period and reported 2002 period data have been made to conform with the 2002 full-year reporting.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(24)     New Accounting Pronouncements

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations.” This statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, “Business Combinations” and FASB Statement No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.” The provisions of this statement apply to all business combinations initiated after September 30, 2001. The Company’s adoption of Statement No. 141 on January 1, 2002 did not have a material effect on the Company’s consolidated financial statements.

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets.” The Company’s adoption of Statement No. 142 on January 1, 2002 did not have a material effect on the Company’s consolidated financial statements.

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.” The statement applies to legal obligations associated with the retirement of long-lived assets, except for certain obligations of lessees. The provisions of this statement are required to be applied for fiscal years beginning after June 15, 2002, with early adoption of the Statement encouraged by the FASB. The Company elected early adoption of Statement 143 in December 2002, resulting in the recording of certain asset retirement obligations and corresponding long-lived assets. Additionally, the adoption of Statement No. 143 resulted in a charge of $2,423, net of tax, recognized on the company’s consolidated statement of earnings as a cumulative effect of a change in accounting principle.

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

      In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which was effective for the Company beginning June 1, 2002. Statement 145 rescinds FASB Statement No. 4, 44, 64 and amends SFAS No. 13, “Accounting for Leases”, to provide guidance for income statement classification and gains and losses on extinguishment of debt and eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company’s adoption of Statement No. 145 in June 2002 did not have a material effect on the Company’s consolidated financial statements.

      In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Statement No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” SFAS No. 146 is effective for the Company in January 2003. The Company’s adoption of Statement No. 146 on January 1, 2003 did not have a material effect on the Company’s consolidated financial statements.

      In October 2002, the FASB issued Statement of Financial Accounting Standards No. 147, “Acquisitions of Certain Financial Institutions.” This pronouncement relates to accounting for acquisitions and the impairment or disposal of certain long-term customer-relationship intangible assets of financial institutions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The pronouncement is effective for reporting periods beginning after October 1, 2002. The Company’s adoption of Statement No. 147 in October 2002 did not have a material effect on the Company’s consolidated financial statements.

      In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” Statement No. 148 amends Statement No. 123 and requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Statement No. 148 is effective for fiscal years ending after December 15, 2002. The Company’s adoption of Statement No. 148 in December 2002, did not have a material effect on the Company’s consolidated financial statements.

      In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, An Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34” (“FIN 45”). FIN 45 clarifies the requirements of FASB Statement No. 5, “Accounting For Contingencies” relating to the guarantor’s accounting for, and disclosure of the issuance of certain types of guarantees. The disclosure provisions of the Interpretation are effective for financial statements of interim or annual reports that end after December 15, 2002, irrespective of the guarantor’s year-end. The Company’s adoption of FIN 45 did not have a material impact in the Company’s consolidated financial statements.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires that unconsolidated variable interest entities be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity’s expected losses or residual benefits. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to existing variable interest entities in the periods beginning after June 15, 2003. The Company has yet to determine the impact that the adoption of FIN 46 will have on the Company’s consolidated financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions

      The Company expects to amend this Form 10-K prior to April 30, 2003, to provide the information called for by Items 10, 11, 12 and 13.

Item 14.	Control and Procedures

      Based upon an evaluation within 90 days prior to the filing date of this report, the Chairman of the Board and the Senior Vice President and Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures are effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)(1) Financial Statements

      The following financial statements and independent auditors’ report required by the Item are filed herewith under Item 8.

(i) Report of Independent Accountants

(ii) Consolidated Balance Sheets

(iii) Consolidated Statements of Earnings

(iv) Consolidated Statements of Stockholders’ Equity (Deficit)

(v) Consolidated Statements of Cash Flows

(vi) Notes to the Consolidated Financial Statements

         (2) Schedule II — Valuation and Qualifying Accounts

      (b) Reports on Form 8-K

      The Company filed a Form 8-K dated November 21, 2002 announcing that it was combining the activities of its Industrial Outsourcing Group and its Environmental Services Group and related matters.

      (c) Exhibits

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation.
3.2	Amended By-Laws (incorporated by reference to Exhibit 3.2 to the registrant’s Annual Report on Form 10-K filed March 29, 2001).

Exhibit
Number	Description

10.1	Credit Agreement, dated as of March 31, 2000, between the registrant and various of its lenders, with Canadian Imperial Bank of Commerce acting as Administrative Agent (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed May 8, 2000).
10.2	Loan Agreement, dated as of March 31, 2000, between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and Administrative Agent (incorporated by reference to Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed May 8, 2000).
10.3	Registration Rights Agreement, dated as of March 31, 2000 between the registrant and certain securities holders (incorporated by reference to Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed May 8, 2000).
10.4	Philip Services Corporation Performance Unit Bonus Plan (incorporated by reference to Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q filed August 14, 2001).
10.5	Philip Services Corporation Stock Option Plan (incorporated by reference to Exhibit 99.7 to the registrant’s Current Report on Form 8-K filed May 8, 2000).
10.6	First amendment to Credit Agreement, dated as of March 8, 2001, between the registrant and various of its lenders, with Canadian Imperial Bank of Commerce acting as Administrative Agent (incorporated by reference to Exhibit 10.8 to the registrant’s Annual Report on Form 10-K filed March 29, 2001).
10.7	Second amendment to Credit Agreement, dated as of March 28, 2001, between the registrant and various of its lenders, with Canadian Imperial Bank of Commerce acting as Administrative Agent (incorporated by reference to Exhibit 10.9 to the registrant’s Annual Report on Form 10-K filed March 29, 2001).
10.8	Amendment Number One, dated March 28, 2001, to Loan Agreement between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and Administrative Agent (incorporated by reference to Exhibit 10.10 to the registrant’s Annual Report on Form 10-K filed March 29, 2001).
10.9	Indenture, dated as of April 7, 2000, relating to the registrant’s 6% Subordinated Notes due April 15, 2010 (incorporated by reference to Exhibit 10.11 to the registrant’s Quarterly Report on Form 10-Q filed May 21, 2001).
10.10	Indenture, dated as of April 7, 2000, relating to the registrant’s 3% Convertible Subordinated Notes due April 15, 2020 (incorporated by reference to Exhibit 10.12 to the registrant’s Quarterly Report on Form 10-Q filed May 21, 2001).
10.11	Third amendment to Credit Agreement, dated as of May 18, 2001, between the registrant and various of its lenders, with Canadian Imperial Bank of Commerce acting as Administrative Agent (incorporated by reference to Exhibit 10.13 to the registrant’s Quarterly Report on Form 10-Q filed May 21, 2001).
10.12	Amendment Number Two, dated May 18, 2001, to Loan Agreement between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and Administrative Agent (incorporated by reference to Exhibit 10.14 to the registrant’s Quarterly Report on Form 10-Q filed May 21, 2001).
10.13	Amended and Restated Philip Services Corporation Nonemployee Directors Restricted Stock Plan.
10.14	Philip Services Corporation Officers’ Stock-Based Bonus Plan (incorporated by reference to the registrant’s Definitive Proxy Statement on Schedule 14A filed March 29, 2001).
10.15	Fourth amendment to Credit Agreement, dated as of November 19, 2001, between the registrant and various of its lenders, with Canadian Imperial Bank of Commerce acting as Administrative Agent (incorporated by reference to Exhibit 10.17 to the registrant’s Quarterly Report on Form 10-Q filed November 19, 2001).
10.16	Amendment Number Three, dated November 19, 2001, to Loan Agreement between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and Administrative Agent (incorporated by reference to Exhibit 10.18 to the registrant’s Quarterly Report on Form 10-Q filed November 19, 2001).

Exhibit
Number	Description

10.17	Amendment Number Four, dated January 29, 2002, to Loan Agreement between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and Administrative Agent (incorporated by reference to Exhibit 10.17 to the registrant’s Annual Report on Form 10-K filed April 15, 2002).
10.18	Amendment Number Five, dated February 19, 2002, to Loan Agreement between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and Administrative Agent (incorporated by reference to Exhibit 10.18 to the registrant’s Annual Report on Form 10-K filed April 15, 2002).
10.19	Amendment Number Six, dated March 8, 2002, to Loan Agreement between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and Administrative Agent (incorporated by reference to Exhibit 10.19 to the registrant’s Annual Report on Form 10-K filed April 15, 2002).
10.20	Fifth amendment to Credit Agreement, dated as of April 12, 2002, between the registrant and various of its lenders, with Canadian Imperial Bank of Commerce acting as Administrative Agent (incorporated by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K filed April 15, 2002).
10.21	Amendment Number Seven, dated April 12, 2002, to Loan Agreement between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and Administrative Agent (incorporated by reference to Exhibit 10.21 to the registrant’s Annual Report on Form 10-K filed April 15, 2002).
10.22	Amended and Restated Registration Rights Agreement, dated as of April 12, 2002, between the registrant and certain securities holders (incorporated by reference to Exhibit 10.22 to the registrant’s Annual Report on Form 10-K filed April 15, 2002).
10.23	Employment Agreement with Michael W. Ramirez. (incorporated by reference to Exhibit 10.23 to the registrant’s Quarterly Report on Form 10-Q filed August 14, 2002).
10.24	Amendment Number Eight, dated June 2002, to Loan Agreement between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and Administrative Agent (incorporated by reference to Exhibit 10.24 to the registrant’s Quarterly Report on Form 10-Q filed August 14, 2002).
10.25	Collateral Agency and Intercreditor Agreement, dated as of March 31, 2000, among the registrant, Foothill Capital Corporation, acting as Collateral Agent and Revolver Agent, and Canadian Imperial Bank of Commerce, acting as Secured PIK/Term Agent (incorporated by reference to Exhibit 10.25 to the registrant’s Quarterly Report on Form 10-Q filed August 14, 2002).
10.26	Amendment Number One to the Collateral Agency and Intercreditor Agreement, dated as of April 12, 2002 among the registrant, Foothill Capital Corporation, acting as Collateral Agent and Revolver Agent, and Canadian Imperial Bank of Commerce, acting as Security PIK/Term Agent (incorporated by reference to Exhibit 10.26 to the registrant’s Quarterly report on Form 10-Q filed August 14, 2002).
10.27	Philip Services Corporation (2002) Stock-Based Bonus Plan (incorporated by reference to Appendix 2 to the registrant’s Definitive Proxy Statement on Schedule 14A filed November 21, 2002).
10.28	Membership Interest and Asset Purchase Agreement dated as of March 2, 2003 among the registrant, PSC Industrial Outsourcing, Inc., Fluor Enterprises, Inc. and Plant Performance Services LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed March 13, 2003)
10.29	Amendment Number Nine to Loan Agreement, dated as of April 8, 2003 among the registrant and various of its lenders, with Foothill Capital Corporation acting as Arrangement Administrative Agent (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed April 10, 2003)
10.30	Employment Agreement, dated as of February 1, 2003, between the registrant and Robert J. Millstone.

Exhibit
Number	Description

10.31	Sixth amendment to Credit Agreement, dated as of March 7, 2003, between the registrant and various of its lenders, with Canadian Imperial Bank of Commerce acting as Administrative Agent.
21	Subsidiaries of the registrant
24	Power of attorney
99.1	Certification Pursuant to 18 U.S.C. Section 1350.
99.2	Certification Pursuant to 18 U.S.C. Section 1350.

SIGNATURE PAGE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 15, 2003

PHILIP SERVICES CORPORATION

By:	/s/ ROBERT L. KNAUSS

Robert L. Knauss
Chairman
(Principal Executive Officer)

By:	/s/ MICHAEL W. RAMIREZ

Michael W. Ramirez
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

* Harold First		Director	April 15, 2003

* Edmund B. Frost		Director	April 15, 2003

/s/ ROBERT L. KNAUSS Robert L. Knauss		Chairman and Director	April 15, 2003

* Robert J. Mitchell		Director	April 15, 2003

* Stanley N. Nortman		Director	April 15, 2003

* Felix Pardo		Director	April 15, 2003

*By:	/s/ ROBERT L. KNAUSS Robert L. Knauss, Attorney-in-Fact

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Charge to
		Costs
	Beginning of	and
Description	Period	Expenses	Deductions	End of Period

Year ended December 31, 2002
Allowance for bad debts	$36,784	$7,651	$24,883	$19,552
Accrued environmental costs	$72,403	$6,030	$11,081	$67,352
Year ended December 31, 2001
Allowance for bad debts	$20,980	$23,747	$7,943	$36,784
Accrued environmental costs	$75,435	$1,876	$4,908	$72,403
Nine months ended December 31, 2000*
Allowance for bad debts	$14,299	$10,202	$3,521	$20,980
Accrued environmental costs	$81,774	$—	$6,339	$75,435

*	Beginning of year is March 31, 2000 which is the date the Company emerged from bankruptcy.

CERTIFICATIONS

I, Robert L. Knauss, certify that:

      1. I have reviewed this annual report on Form 10-K of Philip Services Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ ROBERT L. KNAUSS

Name: Robert L. Knauss
Title: Chairman of the Board and
Principal Executive Officer

Date: April 15, 2003

I, Michael W. Ramirez, certify that:

      1. I have reviewed this annual report on Form 10-K of Philip Services Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ MICHAEL W. RAMIREZ

Name: Michael W. Ramirez
Title: Senior Vice President and
Chief Financial Officer

Date: April 15, 2003

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation.
3.2	Amended By-Laws (incorporated by reference to Exhibit 3.2 to the registrant’s Annual Report on Form 10-K filed March 29, 2001).
10.1	Credit Agreement, dated as of March 31, 2000, between the registrant and various of its lenders, with Canadian Imperial Bank of Commerce acting as Administrative Agent (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed May 8, 2000).
10.2	Loan Agreement, dated as of March 31, 2000, between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and Administrative Agent (incorporated by reference to Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed May 8, 2000).
10.3	Registration Rights Agreement, dated as of March 31, 2000 between the registrant and certain securities holders (incorporated by reference to Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed May 8, 2000).
10.4	Philip Services Corporation Performance Unit Bonus Plan (incorporated by reference to Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q filed August 14, 2001).
10.5	Philip Services Corporation Stock Option Plan (incorporated by reference to Exhibit 99.7 to the registrant’s Current Report on Form 8-K filed May 8, 2000).
10.6	First amendment to Credit Agreement, dated as of March 8, 2001, between the registrant and various of its lenders, with Canadian Imperial Bank of Commerce acting as Administrative Agent (incorporated by reference to Exhibit 10.8 to the registrant’s Annual Report on Form 10-K filed March 29, 2001).
10.7	Second amendment to Credit Agreement, dated as of March 28, 2001, between the registrant and various of its lenders, with Canadian Imperial Bank of Commerce acting as Administrative Agent (incorporated by reference to Exhibit 10.9 to the registrant’s Annual Report on Form 10-K filed March 29, 2001).
10.8	Amendment Number One, dated March 28, 2001, to Loan Agreement between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and Administrative Agent (incorporated by reference to Exhibit 10.10 to the registrant’s Annual Report on Form 10-K filed March 29, 2001).
10.9	Indenture, dated as of April 7, 2000, relating to the registrant’s 6% Subordinated Notes due April 15, 2010 (incorporated by reference to Exhibit 10.11 to the registrant’s Quarterly Report on Form 10-Q filed May 21, 2001).
10.10	Indenture, dated as of April 7, 2000, relating to the registrant’s 3% Convertible Subordinated Notes due April 15, 2020 (incorporated by reference to Exhibit 10.12 to the registrant’s Quarterly Report on Form 10-Q filed May 21, 2001).
10.11	Third amendment to Credit Agreement, dated as of May 18, 2001, between the registrant and various of its lenders, with Canadian Imperial Bank of Commerce acting as Administrative Agent (incorporated by reference to Exhibit 10.13 to the registrant’s Quarterly Report on Form 10-Q filed May 21, 2001).
10.12	Amendment Number Two, dated May 18, 2001, to Loan Agreement between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and Administrative Agent (incorporated by reference to Exhibit 10.14 to the registrant’s Quarterly Report on Form 10-Q filed May 21, 2001).
10.13	Amended and Restated Philip Services Corporation Nonemployee Directors Restricted Stock Plan.
10.14	Philip Services Corporation Officers’ Stock-Based Bonus Plan (incorporated by reference to the registrant’s Definitive Proxy Statement on Schedule 14A filed March 29, 2001).
10.15	Fourth amendment to Credit Agreement, dated as of November 19, 2001, between the registrant and various of its lenders, with Canadian Imperial Bank of Commerce acting as Administrative Agent (incorporated by reference to Exhibit 10.17 to the registrant’s Quarterly Report on Form 10-Q filed November 19, 2001).

Exhibit
Number	Description

10.16	Amendment Number Three, dated November 19, 2001, to Loan Agreement between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and Administrative Agent (incorporated by reference to Exhibit 10.18 to the registrant’s Quarterly Report on Form 10-Q filed November 19, 2001).
10.17	Amendment Number Four, dated January 29, 2002, to Loan Agreement between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and Administrative Agent (incorporated by reference to Exhibit 10.17 to the registrant’s Annual Report on Form 10-K filed April 15, 2002).
10.18	Amendment Number Five, dated February 19, 2002, to Loan Agreement between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and Administrative Agent (incorporated by reference to Exhibit 10.18 to the registrant’s Annual Report on Form 10-K filed April 15, 2002).
10.19	Amendment Number Six, dated March 8, 2002, to Loan Agreement between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and Administrative Agent (incorporated by reference to Exhibit 10.19 to the registrant’s Annual Report on Form 10-K filed April 15, 2002).
10.20	Fifth amendment to Credit Agreement, dated as of April 12, 2002, between the registrant and various of its lenders, with Canadian Imperial Bank of Commerce acting as Administrative Agent (incorporated by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K filed April 15, 2002).
10.21	Amendment Number Seven, dated April 12, 2002, to Loan Agreement between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and Administrative Agent (incorporated by reference to Exhibit 10.21 to the registrant’s Annual Report on Form 10-K filed April 15, 2002).
10.22	Amended and Restated Registration Rights Agreement, dated as of April 12, 2002, between the registrant and certain securities holders (incorporated by reference to Exhibit 10.22 to the registrant’s Annual Report on Form 10-K filed April 15, 2002).
10.23	Employment Agreement with Michael W. Ramirez. (incorporated by reference to Exhibit 10.23 to the registrant’s Quarterly Report on Form 10-Q filed August 14, 2002).
10.24	Amendment Number Eight, dated June 2002, to Loan Agreement between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and Administrative Agent (incorporated by reference to Exhibit 10.24 to the registrant’s Quarterly Report on Form 10-Q filed August 14, 2002).
10.25	Collateral Agency and Intercreditor Agreement, dated as of March 31, 2000, among the registrant, Foothill Capital Corporation, acting as Collateral Agent and Revolver Agent, and Canadian Imperial Bank of Commerce, acting as Secured PIK/Term Agent (incorporated by reference to Exhibit 10.25 to the registrant’s Quarterly Report on Form 10-Q filed August 14, 2002).
10.26	Amendment Number One to the Collateral Agency and Intercreditor Agreement, dated as of April 12, 2002 among the registrant, Foothill Capital Corporation, acting as Collateral Agent and Revolver Agent, and Canadian Imperial Bank of Commerce, acting as Security PIK/Term Agent (incorporated by reference to Exhibit 10.26 to the registrant’s Quarterly report on Form 10-Q filed August 14, 2002).
10.27	Philip Services Corporation (2002) Stock-Based Bonus Plan (incorporated by reference to Appendix 2 to the registrant’s Definitive Proxy Statement on Schedule 14A filed November 21, 2002).
10.28	Membership Interest and Asset Purchase Agreement dated as of March 2, 2003 among the registrant, PSC Industrial Outsourcing, Inc., Fluor Enterprises, Inc. and Plant Performance Services LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed March 13, 2003)
10.29	Amendment Number Nine to Loan Agreement, dated as of April 8, 2003 among the registrant and various of its lenders, with Foothill Capital Corporation acting as Arrangement Administrative Agent (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed April 10, 2003)

Exhibit
Number	Description

10.30	Employment Agreement, dated as of February 1, 2003, between the registrant and Robert J. Millstone.
10.31	Sixth amendment to Credit Agreement, dated as of March 7, 2003, between the registrant and various of its lenders, with Canadian Imperial Bank of Commerce acting as Administrative Agent.
21	Subsidiaries of the registrant
24	Power of attorney
99.1	Certification Pursuant to 18 U.S.C. Section 1350.
99.2	Certification Pursuant to 18 U.S.C. Section 1350.