Form 10-K/A
period 2002-12-31
PHILIP SERVICES CORP/DE
filed 2003-04-29
CIK 1095701

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/ A

Amendment No. 1

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

EXPLANATORY NOTE: The Registrant is hereby amending its Form 10-K to add the information required by Part III Items 10 through 13. The remaining items of Form 10-K continue to speak as of the date of the original filing of the Registrant’s Form 10-K, and the Registrant is not updating the disclosure in these items. The filing of this Form 10-K/ A is not a representation that any statements contained in items of Form 10-K other than Part III Items 10 through 13 are true or complete as of any date subsequent to the date of the original filing of Form
10-K.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Set forth below is certain information concerning the Company’s directors.

Directors

Name	Age	Position

Harold First	66	Harold First has been a director of the Company since April 2000. He also served as a director of Oldco from November 1998 until April 2000. Since 1993, Mr. First has been a consultant specializing in financial structuring, tax planning and accounting. Mr. First is also on the Board of PANACO, Inc. and GB Holdings Inc., which operates the Sands Hotel and Casino in Atlantic City, New Jersey.

Edmund B. Frost	60	Edmund B. Frost has been a director of the Company since April 2000. He has been a member of the law firm of Leonard Frost Levin & Van Court, P.C. since 1998. From 1994 to 2000, he was the Senior Vice President and General Counsel of Clean Sites, Inc., an environmental non-profit corporation specializing in hazardous waste remediation issues.

Robert L. Knauss	72	Robert L. Knauss has been a director of the Company since April 2000. He was Chairman of the Board from April 2000 to May 2001 and was again elected Chairman in April 2002. In May 2002, Mr. Knauss became an employee of the Company with the title of Principal Executive Officer. Mr. Knauss served as a director of Oldco from August 1997 until April 2000 and as Chairman of the Board of Oldco from June 1998 until April 2000. From January 1994 to the present he has been Chairman and Chief Executive Officer of Baltic International USA, Inc., an investment company. He is currently a director of the investment funds, Equus II, Inc. and The Mexico Fund, Inc., and Seitel Inc., an oil services company.

Name	Age	Position

Robert J. Mitchell	56	Mr. Mitchell has been a director of the Company since October 2001. He has been Senior Vice President — Finance of ACF Industries, Inc., a privately held railcar leasing and manufacturing company, since 1985. Mr. Mitchell has also served as President and Treasurer of ACF Industries Holding Corp., a privately held holding company for ACF, since August 1993, as VP Liaison Officer of Icahn Associates Corp. since 1984 and as Secretary and Treasurer of Lowestloan.com, Inc. since 2000. He currently serves as a director of National Energy Group, Inc. and the Stratosphere Hotel and Casino in Las Vegas, Nevada.

Stanley N. Nortman	63	Mr. Nortman has been a director of the Company since October 2001. Since 1988, he has been the President of Nortman Associates, a marketing and consulting company. From 1988 to 1992, he was Chairman of the Galaxy Group, a completion and bonding company. Mr. Nortman currently serves as a director of PANACO, Inc.

Felix Pardo(1)	65	Felix Pardo has been a director of the Company since April 2000. He also served as a director of Oldco from March 1994 until April 2000, and as President and Chief Executive Officer of Oldco from April 1998 until November 1998. Mr. Pardo has served as non-executive Chairman of Dyckerhoff, Inc. from July to December 1998 and as Chairman and Chief Executive Officer from January 1999 to December 2002. From 1992 to 1998, Mr. Pardo was President and Chief Executive Officer of Ruhr-American Coal Corp., a coal sales and trading company. He currently serves as a director of Newalta Corporation.

(1)	Served as an executive officer of Oldco within two years before Oldco filed voluntary petitions under United States and Canadian bankruptcy and insolvency laws.

Executive Officers

      Set forth below is certain information concerning the Company’s executive officers who are not also directors.

Name	Age	Position

James M. Boggs	46	Mr. Boggs has been the Company’s Senior Vice President of Health, Safety and Environment since April 2000. He also served in the same position for Oldco from January 2000 through April 2000. Mr. Boggs served as Oldco’s Senior Vice President, By-Products Management Group from January 1998 through September 1999 and as Vice President Business Manager, By-Products, Midwest Region from January 1997 through January 1998. Prior to that time, Mr. Boggs served as Vice President, Health, Safety and Environment and Engineering for Oldco’s By-Products Management Group.

Name	Age	Position

Donald J. Forlani	56	Mr. Forlani has been the Company’s Senior Vice President and President, Metals Services Group since February 2002. From October 1997 through April 2000, he was the Executive Vice President, Commercial of Oldco’s Metals Services Group, and continued in that position with the Company through January 2002. Prior to that time, he served as Senior Vice President Commercial for Luria Brothers & Co.

Robert J. Millstone	59	Mr. Millstone has been the Company’s Senior Vice President and General Counsel since August 2000. He was Corporate Secretary from August 2000 until August 2002 and resumed that position in January 2003. Previously, Mr. Millstone was Vice President and General Counsel of Lyondell Chemical Company from July 1998 through March 2000 and Vice President and General Counsel of ARCO Chemical Company from 1994 through July 1998.

Michael W. Ramirez	46	Mr. Ramirez has been the Company’s Senior Vice President and Chief Financial Officer since June 2002. Mr. Ramirez was Vice President Operations Finance for Encompass Services Corporation from October 2001 to May 2002. From June 2000 to September 2001, he was a private consultant specializing in company turnarounds. Prior to that he was Chief Financial Officer for the Industrial Services Group of Oldco from August 1997 until June 2000.

Brian J. Recatto	38	Mr. Recatto has been the Company’s Senior Vice President and President of the Company’s Industrial Services Group since November 2002, at which time the industrial cleaning services business of the former Industrial Outsourcing Group and all businesses of the former Environmental Services Group were combined. Prior to November 2002, he served as Senior Vice President and President of the Environmental Services Group from April 2000. From December 1997 through April 2000, he served as Oldco’s Group Vice President for the Central Region Industrial Outsourcing Group and Director of Operations for the Western Region Industrial Outsourcing Group. From July 1991 until December 1997, Mr. Recatto served as President of Meklo, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires that the Company’s officers, its directors and persons who own more than 10% of a registered class of the Company’s equity securities report their beneficial ownership and changes in their beneficial ownership of the Company’s equity securities by filing reports with the Securities and Exchange Commission. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms so filed. Based solely on a review of the copies of such forms furnished to the Company for 2002, the Company’s officers, directors and greater than 10% stockholders complied with all applicable Section 16(a) filing requirements.

Item 11.	Executive Compensation

Management Changes

      The Company has undergone significant management changes since the end of 2001. In particular, Anthony G. Fernandes, formerly President, Chairman and CEO, departed the Company on March 31, 2002, and Mr. Knauss became Chairman of the Board and Principal Executive Officer in May 2002. Mr. Knauss also became an employee rather than a non-employee director. In connection with the foregoing changes, the Board of Directors determined that the Company should not have a chief executive officer. Rather, for operating purposes, the Operating Presidents, Messrs. Forlani and Recatto, report directly to the Board. Mr. Knauss holds the title of “Principal Executive Officer” for certain limited administrative purposes, and performs some but not all of the duties performed in the traditional role of a CEO.

      Additionally, after the Company determined in November 2002 to combine certain operations of its then existing Industrial Outsourcing Group with the operations of its then existing Environmental Services Group to create the Industrial Services Group, David E. Fanta, who had served as the Company’s Senior Vice President and President, Industrial Outsourcing Group departed the Company on November 30, 2002.

Executive Compensation

      The following table sets forth information with respect to compensation paid or earned for services rendered to the Company during the years ended December 31, 2002 and 2001 and the nine months ended December 31, 2000 by its Principal Executive Officer and its four other most highly compensated executive officers employed by the Company as of the end of 2002 and two additional individuals, one who served as the Company’s chief executive officer for a part of 2002 and the other who would have been among the four other most highly compensated except that he was not serving as an executive officer at the end of the fiscal year (together, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

	Annual Compensation						Long Term Compensation Awards

					Other		Restricted	Securities
					Annual		Stock	Underlying	LTIP	All Other
Name and Principal Position	Year(1)	Salary($)		Bonus($)	Compensation($)		Award(s)($)	Options(#)	Payouts	Compensation($)

Robert L. Knauss(2)	2002	131,538		—	248	(3)	3,814	125,000	—	14,500	(4)
Chairman and Principal	2001	—		—	—		3,510	20,000	—	40,365	(4)
Executive Officer	2000	—		—	—		—	20,000	—	45,000	(4)
Michael W. Ramirez(5)	2002	139,423		—	215	(3)	—	75,000	—	—
SVP, Chief Financial Officer	2001	—		—	—		—	—	—	—
	2000	—		—	—		—	—	—	—
Robert J. Millstone(6)	2002	411,154	(7)	—	10,103	(3)	—	75,000	—	286,349	(8)
SVP, General Counsel	2001	245,096		—	4,981		22,174	19,382	—	26,684	(8)
and Secretary	2000	102,437		50,000	—		—	50,000	—	—
Brian J. Recatto	2002	230,000		—	10,000	(3)	—	75,000	—	—
SVP, Industrial Services Group	2001	223,651		—	7,063		20,000	20,318	—	—
	2000	109,962		100,000	92		—	50,000	—	—
Donald J. Forlani(9)	2002	283,000		—	9,209	(3)	—	75,000	—	—
SVP, Metals Services Group	2001	274,014		—	12,714		—	—	—	—
	2000	201,303		52,576	202		—	—	—	—
Anthony G. Fernandes(10)	2002	223,307		—	14,032	(3)	—	—	—	443,942	(11)
Former President & CEO	2001	519,616		—	7,221		46,957	58,145	—	—
	2000	375,000		325,000	276		—	1,000,000	—	44,951	(8)
David E. Fanta(12)	2002	254,432		—	10,082	(3)	—	75,000	—	416,460	(11)
Former SVP, Industrial	2001	263,515		—	256		23,478	23,445	—	—
Outsourcing Group	2000	160,989		120,000	108		—	65,000	—	—

(1)	The following amounts were paid by Oldco to the Named Executive Officers for the three months ended March 31, 2000: Mr. Recatto (salary of $36,346 and a retention bonus of $20,000); Mr. Fernandes (salary of $125,000); and Mr. Fanta (salary of $59,312 and a retention bonus of $45,000).

(2)	Mr. Knauss became an employee of the Company in May 2002 when he became Principal Executive Officer. Prior to such time he was a non-employee director of the Company.

(3)	Includes premiums paid in 2002 by the Company on group life insurance for the benefit of certain Named Executive Officers in the following amounts: Mr. Knauss — $248, Mr. Ramirez — $215, Mr. Millstone — $578, Mr. Recatto — $475, Mr. Forlani — $584, Mr. Fernandes — $1,032 and Mr. Fanta — $557. Also includes amounts paid in 2002 by the Company for personal financial planning services on behalf of certain Named Executive Officers in the following amounts: Mr. Millstone — $9,525, Mr. Recatto — $9,525, Mr. Fernandes — $13,000 and Mr. Fanta — $9,525. In the case of Mr. Forlani, also includes $8,625 of auto-related expenses reimbursed by the Company.

(4)	Reflects directors fees paid to Mr. Knauss prior to the time that he became the Company’s Principal Executive Officer.

(5)	Mr. Ramirez began his employment with the Company on June 1, 2002.

(6)	Mr. Millstone began his employment with the Company on August 28, 2000.

(7)	Includes $140,000 of severance payments made to Mr. Millstone under an agreement pursuant to which his employment was to terminate February 2003.

(8)	Represents moving expenses paid by the Company and other costs of the Company borne in connection with such moves.

(9)	Mr. Forlani became SVP, Metals Services Group, as of February 1, 2002. During 2000 and 2001, Mr. Forlani was not an executive officer of the Company.

(10)	Mr. Fernandes’s employment with the Company terminated on March 31, 2002.

(11)	Represents amounts paid to executive in connection with the termination of his employment.

(12)	Mr. Fanta’s employment with the Company terminated on November 30, 2002.

Option Grants in Last Fiscal Year

      The following table sets forth the number of stock options granted to the Named Executive Officers during 2002.

OPTION GRANTS IN LAST FISCAL YEAR

					Potential
					Realizable Value
	Individual Grants				at Assumed
					Annual Rates
	Number of	% of Total			of Stock Price
	Securities	Options			Appreciation
	Underlying	Granted to			for Option Term
	Options	Employees in	Exercise or Base	Expiration
Name	Granted(#)	Fiscal Year	Price($/Sh)	Date	5%($)	10%($)

Robert L. Knauss	100,000 (1)	10%	.50	12/19/2012	—	—
	25,000	3	1.04	4/12/2012	15,944	40,789
Michael W. Ramirez	75,000	8	.79	6/1/2012	26,267	76,921
Robert J. Millstone	75,000	8	.50	8/7/2012	—	—
Brian J. Recatto	75,000	8	.50	8/7/2012	—	—
Donald J. Forlani	75,000	8	.50	8/7/2012	—	—
Anthony G. Fernandes	—	—	—	—	—	—
David E. Fanta	75,000 (2)	8	.50	8/7/2012	—	—

(1)	The vesting of these options was contingent upon the sale of certain PSD assets, which contingency was satisfied by the sale of the PSD businesses in the Fluor divestiture.

(2)	Options for all of these shares of common stock were forfeited by Mr. Fanta in connection with the termination of his employment in November 2002.

Aggregated Fiscal Year-End Option Values

      The following table provides information regarding the exercisable and unexercisable stock options held by the Named Executive Officers as of December 31, 2002.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND

FISCAL YEAR-END OPTION VALUES

	Number of Securities
	Underlying		Value of Unexercised
	Unexercised Options		In-the-Money Options
	at Fiscal Year-End(#)		at Fiscal Year-End($)

Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Robert L. Knauss	40,000	125,000	—	—
Michael W. Ramirez	25,000	50,000	—	—
Robert J. Millstone	29,846	114,536	—	—
Brian J. Recatto	30,080	115,239	—	—
Donald J. Forlani	0	75,000	—	—
Anthony G. Fernandes	500,000	0	—	—
David E. Fanta	0	0	—	—

Director Compensation

      Each non-employee director is entitled to receive (i) an award of stock options to purchase 8,000 shares of Company common stock upon becoming a director; (ii) an annual award of options to purchase 4,000 shares of common stock; (iii) an annual retainer of $10,000; (iv) an annual award of $10,000 paid in restricted shares of common stock; and (v) $1,000 for every Board or Board Committee meeting attended (or $500 if such meeting was telephonic). Grants of options to directors are made under the 2000 Plan and under the 2002 Plan and grants of restricted stock are made under the Directors Plan. Committee chairs also receive an annual stipend of $5,000. Non-employee directors are also reimbursed for actual expenses in connection with attendance at Board and Board Committee meetings. In addition, during 2002, two non-employee directors were reimbursed actual expenses and paid a per diem of $1,000 for travel on Company business in conjunction with the transition of the Company headquarters to Houston, Texas, and the personnel changes that took place during the year.

      Directors who are employees or officers of the Company do not receive additional compensation for service as a director, but are reimbursed actual expenses in connection with attendance at Board and Board Committee meetings. Mr. Knauss is currently the only director who is an employee and receives a salary of $15,000 per month.

      The type and amount of compensation of non-employee directors is currently limited under the Company’s revolving operating facility and under the Company’s Credit Facility.

Employment and Severance Arrangements

      Mr. Ramirez. In June 2002, the Company entered into an employment agreement with Mr. Ramirez, providing for payment of an annual base salary of $250,000 plus the opportunity to earn a target bonus of 40% of his base salary in accordance with Company policy and incentive plans as may be in effect from time to time.

      If Mr. Ramirez’s employment is terminated by the Company without cause, the Company will pay Mr. Ramirez an amount equal to six months’ salary (or more if any senior executive of the Company employed in such role after June 2002 receives more favorable severance benefits). Such amount is to be paid over six months in accordance with the Company’s normal payroll practice. If Mr. Ramirez’s employment is terminated in certain circumstances following a change of control, the Company will pay Mr. Ramirez an amount equal to 24 months of his base salary. In addition, in all such circumstances, the Company will pay for continuing medical and dental coverage, earned but unpaid bonus and outplacement services.

      Mr. Ramirez has certain confidentiality obligations under the employment agreement and is subject to a non-competition provision for a period of one year following termination.

      Mr. Millstone. In August 2000, the Company entered into an employment agreement with Mr. Millstone, providing for an annual base salary of $235,000 subject to increase at the discretion of the Board of Directors from time to time. Under the agreement, Mr. Millstone was eligible to participate in the Company’s incentive plans, as may be in effect from time to time, with a target bonus of 40% of his base salary.

      During 2002, Mr. Millstone entered into an agreement with the Company pursuant to which his employment was to terminate in February 2003. Under the agreement, Mr. Millstone received a series of monthly severance payments between September 2002 and December 2002 cumulating $140,000. Prior to the termination of his employment in February 2003, the Company and Mr. Millstone agreed that Mr. Millstone should continue his employment in the same position.

      In February 2003, the Company entered into an employment agreement with Mr. Millstone, providing for payment of an annual base salary of $280,000 plus the opportunity to earn a target bonus of 40% of his base salary in accordance with Company policy and incentive plans as may be in effect from time to time.

      If Mr. Millstone’s employment is terminated by the Company without cause, the Company will pay Mr. Millstone an amount equal to six months’ salary (or more if any senior executive of the Company employed in such role after February 2003 receives more favorable severance benefits). Such amount is to be paid over six months in accordance with the Company’s normal payroll practice. If Mr. Millstone’s employment is terminated in certain circumstances following a change of control, the Company will pay Mr. Millstone an amount equal to 24 months of his base salary. In addition, in all such circumstances, the Company will pay for continuing medical and dental coverage, earned but unpaid bonus and outplacement services.

      Mr. Millstone has certain confidentiality obligations under the employment agreement and is subject to a non-competition provision for a period of one year following termination.

      Mr. Recatto. In December 1997, a subsidiary of the Company entered into an employment agreement with Mr. Recatto, providing for payment of an annual base salary, which amount may be increased from time to time. Currently, Mr. Recatto’s base salary is $230,000. Under the agreement, Mr. Recatto is eligible to participate in the Company’s incentive plans, as may be in effect from time to time. The agreement provides for an initial three-year term, which automatically renews for one-year terms. If Mr. Recatto’s employment is terminated by the Company without cause, the Company will pay Mr. Recatto a lump-sum amount equal to 12 months pay.

      Mr. Recatto has certain confidentiality obligations under the employment agreement and is subject to a non-competition provision during the employment term and for a period of two years following termination.

      Mr. Forlani. In February 2002, the Company entered into an employment agreement with Mr. Forlani, providing for payment of an annual base salary of $275,000 plus the opportunity to earn a target bonus of 35% of his base salary in accordance with Company policy and incentive plans as may be in effect from time to time.

      If Mr. Forlani’s employment is terminated by the Company without cause, the Company will pay Mr. Forlani an amount equal to 18 months’ salary. Such amount is to be paid over 18 months in accordance with the Company’s normal payroll practice. If Mr. Forlani’s employment is terminated in certain circum-

stances following a change of control, the Company will pay Mr. Forlani an amount equal to 24 months of his base salary. In addition, in all such circumstances, the Company will pay for continuing medical and dental coverage, earned but unpaid bonus and outplacement services.

      Mr. Forlani has certain confidentiality obligations under the employment agreement and is subject to a non-competition provision for a period of one year following termination.

      Mr. Fernandes. In August 1999, the Company and Oldco entered into an employment agreement with Mr. Fernandes providing for an annual base salary of $500,000, which amount could be increased by the Board of Directors from time to time. Mr. Fernandes’s employment with the Company terminated on March 31, 2002. Pursuant to the terms of his employment agreement, 500,000 of the options to acquire shares of common stock that Mr. Fernandes received pursuant to the agreement vested and were kept by Mr. Fernandes when he left the Company. These options are exercisable at a price of $5.96 per share until their expiration on April 7, 2010.

      In addition, pursuant to the employment agreement as amended and supplemented by an agreement with Mr. Fernandes dated February 22, 2002, the Company was obligated to pay him an amount equal to one year of base salary plus 50% of base salary prorated for time employed during 2002. Such amount was paid over one year in accordance with the Company’s normal payroll practice. In addition, Mr. Fernandes was entitled to receive certain continued vision plan and life insurance benefits, as well as payment for certain unused vacation and a tax gross-up payment in the amount of $26,000. The Company has fulfilled its obligations to Mr. Fernandes under the terms of this agreement.

      Mr. Fernandes continues to be bound by certain confidentiality and non-competition obligations under the employment agreement.

      Mr. Fanta. In October 1998, a subsidiary of the Company entered into an employment agreement with Mr. Fanta, providing for payment of an annual base salary, which amount could be increased from time to time. Mr. Fanta’s employment with the Company terminated on November 30, 2002. At the time of his departure, Mr. Fanta’s base salary was $270,000. The agreement also entitled Mr. Fanta to participate in the Company’s incentive plans, as in effect from time to time. Under the terms of the agreement, the Company was obligated to pay Mr. Fanta a lump-sum amount equal to his base salary for 18 months and certain medical and dental benefits.

      Mr. Fanta has certain confidentiality obligations under the employment agreement and is subject to a non-competition provision for a period of two years following termination.

Compensation Committee Interlocks and Insider Participation

      The members of the Compensation Committee during 2002 were Messrs. Mitchell and Pardo. Mr. Knauss served on the Committee until May, 2002 when he became the Principal Executive Officer of the Company. During 2002, no Company executive officer served on the board of directors or compensation committee of any other corporation with respect to which any member of the Compensation Committee was engaged as an executive officer. No member of the Compensation Committee was a Company employee in 2002 and none was formerly a Company executive officer. Mr. Pardo was formerly President and Chief Executive Officer of Oldco, the Company’s former sole stockholder.

      Mr. Mitchell, a director of the Company, is an employee of Icahn Associates Corp., a corporation controlled by Carl C. Icahn. Mr. Icahn and his affiliates constitute the Company’s largest stockholder and are a significant lender to the Company. As of December 31, 2002, the Company was indebted to entities controlled by Mr. Icahn in the aggregate principal amount of $187.1 million.

Compensation Committee Report on Executive Compensation

      The Company’s executive compensation program is administered by the Compensation Committee of the Board of Directors. The Compensation Committee is composed of non-employee directors responsible for the oversight, approval and reporting to the Board of Directors on all elements of compensation for elected corporate officers. The Compensation Committee’s report on executive compensation for fiscal year 2002 is set forth below.

Compensation Philosophy

      The executive compensation program provides a total compensation package composed of base pay, annual performance-based cash incentives and long-term performance-based equity incentives, all of which are designed to provide incentives to and reward executives for superior performance and the creation of stockholder value. The Compensation Committee believes that a pay-for-performance culture based on accountability and linkage to business objectives is critical for future business success.

      The practice of the Company is to target total compensation for the Company’s executives at the median level for comparable positions at similarly sized companies (in terms of revenue) in general industry, with the opportunity to earn total compensation at up to the 75th percentile, although with respect to certain positions, the compensation paid by the Company currently may be lower than these levels.

Principal Executive Officer Compensation

      The Board of Directors has determined that the Company should not have a chief executive officer. Rather, for operating purposes, the Operating Presidents, Messrs. Forlani and Recatto, report directly to the Board. Mr. Knauss holds the title of “Principal Executive Officer” for certain limited administrative purposes, and performs some but not all of the duties performed in the traditional role of a CEO. Mr. Knauss does not have a written employment agreement and receives a salary of $15,000 per month for his services. The Compensation Committee does not make annual determinations with respect to the base salary or annual incentives for Mr. Knauss, and there are presently no plans to make adjustments to his base salary or to pay him incentive compensation. Mr. Knauss was granted options covering 100,000 shares of common stock at a strike price of $0.50 per share in December 2002 the vesting of which was contingent upon the sale of certain PSD assets. He received options covering 25,000 shares of common stock at a strike price of $1.04 per share upon being named Principal Executive Officer and 3,814 shares of restricted common stock for his service as a director in 2002 prior to becoming Principal Executive Officer.

Executive Compensation Program

      The Company’s executive compensation program presently consists of three key components: base salary, annual incentives and long-term incentives. Each component is discussed below. The Company does not presently have a pension plan, a deferred compensation plan or a supplemental retirement plan for executives. Since its emergence from bankruptcy, the Company has adopted the following stock-based compensation plans which are or have been used to make grants to executives of the Company generally: (i) the 2000 Plan, which was adopted by the Company in connection with the Reorganization; (ii) the Officers’ Plan, which was adopted by the Company on May 9, 2001 but supplanted and frozen on December 19, 2002; and (iii) the 2002 Plan, which was adopted by the Company on December 19, 2002.

Base Salary

      Base salaries of executive officers are targeted to be competitive relative to comparable companies. In determining salaries, the Compensation Committee also takes into account individual experience and performance.

Annual Incentives

      Although the Company has awarded annual incentives in the past, no such awards were granted for 2002.

Long-Term Incentives

      During 2002, the Company’s long-term incentives consisted of awards of stock options, restricted shares to executive officers and other employees under the Company’s 2000 Plan, the Officers’ Plan and the 2002

Plan. The 2002 Plan was adopted following stockholder approval on December 19, 2002. The Board recommended that plan for approval by stockholders because options are only issuable under the 2000 Plan at a strike price of not less than $5.96 per share and options are only issuable under the Officers’ Plan to officers of the Company. On December 19, 2002, Mr. Knauss was awarded options to purchase 100,000 shares of the Company’s common stock under the 2002 Plan at an exercise price of $.50, a price in excess of the market price for the Company’s shares at the date of grant.

Deductibility of Executive Compensation

      Section 162(m) of the Internal Revenue Code, enacted in 1993, generally disallows a tax deduction to public companies for compensation in excess of $1 million paid to the Company’s Chief Executive Officer or any of the four other most highly compensated executive officers. The limitation does not apply to compensation based on the attainment of objective performance goals. The Compensation Committee has considered the impact of the deduction limitation and has determined that it is not in the best interests of the Company or its stockholders to base compensation solely on objective performance criteria. Rather, the Compensation Committee believes that it should retain the flexibility to base compensation on its subjective evaluation of performance as well as on the attainment of objective goals.

Robert J. Mitchell
Felix Pardo

Performance Graph

      The following graph sets forth a comparison of the cumulative total stockholder return on the Company’s common stock for the period beginning May 22, 2000, the date the Company’s common stock began trading on the Nasdaq National Market following its deemed registration under Section 12 of the Securities Exchange Act of 1934 by virtue of the consummation of the Plan and ending December 31, 2002, as compared with the cumulative total return of the S&P SmallCap 600 Index and the Russell 2000 Index. Due to the breadth of the Company’s business, no published industry or line-of-business index exists and the Company does not believe it can reasonably identify a peer group for comparison. The Company has selected the Russell 2000 Index as an index of issuers with similar market capitalizations. This graph assumes an investment of $100 on May 22, 2000 in the Company’s common stock and on April 30, 2000 in the S&P SmallCap 600 Index and the Russell 2000 Index, and assumes reinvestment of dividends, if any. The stock price performance shown on the graph below is not necessarily indicative of future stock price performance.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following table sets forth certain information as of April 11, 2003, regarding the beneficial ownership of shares of the Company’s common stock by (i) each person known by the Company to own beneficially more than 5% of its outstanding shares, (ii) each director, (iii) each Named Executive Officer, and (iv) all executive officers and directors as a group. Beneficial ownership has been determined for this purpose in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, under which a person is deemed to be the beneficial owner of securities if he or she has or shares voting power or investment power in respect of such securities or has the right to acquire beneficial ownership of securities within 60 days of April 11, 2003. Except as otherwise indicated, the Company believes that the persons listed below, based on information provided by such persons, have sole investment and voting power with respect to the shares shown opposite their names. Unless otherwise indicated, the address of each of the persons listed below is the Company’s principal executive office.

	Common Stock
	Beneficially Owned

		Percent of
Name of Beneficial Owner	Number	Class(1)

High River Limited Partnership(2,3)	11,935,637	37.6%
Meadow Walk Limited Partnership(4)	2,546,926	9.1%
Barberry Corp.(2,5)	14,482,563	45.6%
American Real Estate Holdings L.P.(6,7)	3,050,312	10.5%
American Real Estate Partners, L.P.(6,7)	3,050,312	10.5%
American Property Investors, Inc.(6,7)	3,050,312	10.5%
Beckton Corp.(6,7)	3,050,312	10.5%
Carl C. Icahn(2,8)	17,532,875	53.5%
Stephen Feinberg(9)	6,419,843	21.6%
Cerberus International, Ltd.(9)	3,021,139	10.5%
Harold First(10)	42,178	*
Edmund B. Frost(10)	53,178	*
Robert L. Knauss(10)	57,360	*
Felix Pardo(10,11)	69,584	*
Robert J. Millstone(10)	34,691	*
Brian J. Recatto(10)	67,660	*
Donald J. Forlani(10)	0	*
Michael W. Ramirez(10)	43,857	*
James M. Boggs(10)	42,856	*
Stanley N. Nortman(10)	26,792	*
Robert J. Mitchell(10)	26,792	*
Anthony G. Fernandes(10,12)	556,946	2.0%
David E. Fanta(10)	85,042	*
All directors and executive officers as a group (13 persons)(10,11)	1,106,936	3.9%

*     Less than 1%

(1)	Percentage of beneficial ownership is based on 27,909,342 share of common stock outstanding as of April 11, 2003. Includes 654,291 shares to be issued in connection with bankruptcy proceedings of Oldco (of which 250,680 were issued on April 15, 2003), which shares are treated as outstanding for purposes of this table. Also assumes exercise by only the person or group named in each row of all options and convertible debt held by such person or group and exercisable or convertible within 60 days of April 11, 2003.

(2)	Based solely upon information provided in the Schedule 13D filed July 2, 2002. Barberry Corp., High River Limited Partnership, and Mr. Icahn have shared voting and investing power with respect to the

Company’s common stock. Barberry Corp. is the general partner of High River Limited Partnership and is 100% owned by Mr. Icahn. The address of these entities (other than Mr. Icahn) is: 100 South Bedford Road, Mount Kisco, New York 10549. Mr. Icahn’s address is: Carl C. Icahn, c/o Icahn Associates Corp., 767 Fifth Avenue, 47th Floor, New York, New York 10153.

(3)	Assumes issuance of 3,831,274 shares of the Company’s common stock upon conversion of the convertible PIK debt.

(4)	Based solely upon information provided in the Schedule 13D filed July 2, 2002. Barberry Corp., Meadow Walk Limited Partnership, and Mr. Icahn have shared voting and investing power with respect to the shares of the Company’s common stock. Barberry Corp. is the general partner of Meadow Walk Limited Partnership and is 100% owned by Mr. Icahn. The address of Meadow Walk Limited Partnership is: 100 South Bedford Road, Mount Kisco, New York 10549.

(5)	Based solely upon information provided in the Schedule 13D filed July 2, 2002. Barberry Corp. and Mr. Icahn have shared voting and investing power with respect to the shares of the Company’s common stock. Barberry Corp. is 100% owned by Mr. Icahn.

(6)	Based solely upon information provided in the Schedule 13D filed July 2, 2002, American Real Estate Partners, L.P., American Property Investors, Inc., Beckton Corp. and Mr. Icahn have shared voting and investment power with respect to the shares of the Company’s common stock. American Property Investors, Inc. is the general partner of both American Real Estate Holdings L.P. and American Real Estate Partners, L.P. and American Real Estate Partners, L.P. is a limited partner of American Real Estate Holdings L.P. owning 100% of the limited partnership interests therein. American Property Investors, Inc. is 100% owned by Beckton Corp., which is 100% owned by Mr. Icahn. The address of these entities (other than Mr. Icahn) is: 100 South Bedford Road, Mount Kisco, New York 10549.

(7)	Assumes issuance of 1,048,763 shares of the Company’s common stock upon conversion of the PIK debt.

(8)	Assumes issuance of 4,880,037 shares of the Company’s common stock upon conversion of the PIK debt.

(9)	Based solely upon information provided in the Schedule 13D filed May 5, 2002 and the Form 4 filed June 5, 2002. Mr. Feinberg serves as investment manager for Cerberus International Ltd. Includes 1,823,499 shares of the Company’s common stock issuable to Mr. Feinberg and 957,580 shares issuable to Cerberus International Ltd., in each case, upon conversion of the Company’s PIK debt. The address of Mr. Feinberg and Cerberus International, Ltd. is: 450 Park Avenue, 28th Floor, New York, New York 10022.

(10)	Includes shares of the Company’s common stock which may be acquired pursuant to options which are exercisable within 60 days of April 11, 2003 as follows: Mr. First (11,000 shares); Mr. Frost (11,000 shares); Mr. Knauss (50,000 shares); Mr. Pardo (11,000 shares); Mr. Millstone (34,691 shares); Mr. Recatto (47,660 shares); Mr. Ramirez (41,666 shares); Mr. Boggs (29,376 shares); Mr. Nortman (2,250 shares); Mr. Mitchell (2,250 shares); Mr. Fernandes (500,000 shares); Mr. Fanta (60,473 shares); and all directors and officers as a group (801,366 shares).

(11)	Includes 22,162 shares of the Company’s common stock issuable upon conversion of the Company’s 3% unsecured subordinated payment-in-kind notes due in 2020, and includes 9,244 shares are held by Mr. Pardo as trustee for the Felix Pardo Revocable Trust.

(12)	Includes 15,000 shares of the Company’s common stock held by Mr. Fernandes’s wife. Mr. Fernandes disclaims beneficial ownership of such shares.

      Information regarding the securities authorized for issuance under the Company’s equity compensation plans is incorporated by reference from Item 5 of this Form 10-K.

Item 13.     Certain Relationships and Related Transactions

      Mr. Mitchell, a director of the Company, is an employee of Icahn Associates Corp., a corporation controlled by Carl C. Icahn. Mr. Icahn and his affiliates constitute the Company’s largest stockholder and are a significant lender to the Company. As of December 31, 2002, the Company was indebted to entities controlled by Mr. Icahn in the aggregate principal amount of $187.1 million.

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

Michael W. Ramirez
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: April 29, 2003

15

CERTIFICATIONS

I, Robert L. Knauss, certify that:

      1. I have reviewed this annual report on Form 10-K/ A (Amendment No. 1) of Philip Services Corporation;

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

Name: Robert L. Knauss
Title: Chairman of the Board and Principal Executive Officer

Date: April 29, 2003

I, Michael W. Ramirez, certify that:

      1. I have reviewed this annual report on Form 10-K/ A (Amendment No. 1) of Philip Services Corporation;

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

Date: April 29, 2003