Form 10-Q
period 2003-03-31
PHILIP SERVICES CORP/DE
filed 2003-05-20
CIK 1095701

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

     The number of shares of common stock of the Registrant outstanding at May 19, 2003 was 27,909,342.

REPORT INDEX
TO FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this document, the words “anticipate,” “believe,” “estimate,” “expect” and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Many factors could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements, including, among others, the risks discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, the risks discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and risks discussed from time to time in the Company’s other filings with the Securities and Exchange Commission and other regulatory authorities. Should one or more of these risks or uncertainties materialize, or should assumptions underlying the forward-looking statements prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. The Company does not assume any obligation to update these forward-looking statements.

PHILIP SERVICES CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS
(IN THOUSANDS)

	MARCH 31,	DECEMBER 31,
	2003	2002

	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents, including restricted cash of $22,879 and $1,525, respectively	$36,717	$10,998
Accounts receivable (net of allowance for doubtful accounts of $16,668 and $19,552, respectively)	208,820	206,050
Inventory for resale	43,304	38,402
Assets held for sale	9,104	21,385
Other current assets	47,996	55,225

Total current assets	345,941	332,060
Property, plant and equipment	208,709	211,203
Other assets	58,773	57,747

Total assets	$613,423	$601,010

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Bank overdraft	$20,128	$14,687
Current borrowings on operating facility	33,053	34,002
Current maturities of long-term debt	1,934	2,947
Accounts payable	88,461	74,301
Accrued liabilities	114,417	111,880

Total current liabilities	257,993	237,817
Long-term debt	359,619	355,153
Deferred income taxes	3,933	4,175
Other liabilities	64,494	67,415
Commitments and contingencies (Note 17)
Stockholders’ deficit	(72,616)	(63,550)

Total liabilities and stockholders’ deficit	$613,423	$601,010

The accompanying notes are an integral part
of these consolidated condensed financial statements.

PHILIP SERVICES CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	MARCH 31, 2003	MARCH 31, 2002

Revenue	$284,851	$253,004
Operating expenses	262,392	219,636
Selling, general and administrative costs	22,020	26,188
Depreciation and amortization	9,056	9,485
Asset impairment and other unusual costs (Note 12)	—	4,600

Loss from operations	(8,617)	(6,905)
Interest expense	13,389	10,445
Other (income) expense, net	(174)	(606)

Loss from continuing operations before income taxes	(21,832)	(16,744)
Provision (benefit) for income taxes	(210)	218

Loss from continuing operations	(21,622)	(16,962)
Income from discontinued operations, net of taxes	8,919	8,230

Net loss	$(12,703)	$(8,732)

Basic and diluted income (loss) per common share
Continuing operations	$(0.78)	$(0.63)
Discontinued operations	0.32	0.31

Net loss	$(0.46)	$(0.32)

Basic and diluted common shares outstanding	27,884	26,873

The accompanying notes are an integral part
of these consolidated condensed financial statements.

PHILIP SERVICES CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	MARCH 31, 2003	MARCH 31, 2002

OPERATING ACTIVITIES:
Loss from continuing operations	$(21,622)	$(16,962)
Items included in earnings not affecting cash
Depreciation and amortization	9,056	9,485
Accrued but unpaid interest	4,663	4,257
Deferred income taxes	(2,242)	(253)
Loss on sale of assets	64	—
Non-cash other costs	71	453

Cash flow before changes in assets and liabilities	(10,010)	(3,020)
Changes in assets and liabilities	21,153	(23,450)

Cash provided by (used in) continuing operating activities	11,143	(26,470)
Cash provided by (used in) discontinued operating activities	(65)	8,708

Cash provided by (used in) operating activities	11,078	(17,762)

INVESTING ACTIVITIES:
Proceeds from sales of operations	—	5,272
Purchase of property, plant and equipment	(4,559)	(3,719)
Proceeds from sale of assets	28	—

Cash provided by (used in) continuing investing activities	(4,531)	1,553

Cash provided by investing activities of discontinued operations	21,335	—

Cash provided by investing activities	16,804	1,553

FINANCING ACTIVITIES:
Proceeds from short and long-term debt	18	21,677
Principal payments on short and long-term debt	(2,181)	(1,074)

Cash provided by (used in) financing activities	(2,163)	20,603

Net change in cash for the period	25,719	4,394

Cash and equivalents, beginning of period	10,998	9,201

Cash and equivalents, end of period	$36,717	$13,595

The accompanying notes are an integral part
of these consolidated condensed financial statements.

PHILIP SERVICES CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

(1)	Basis of Presentation

     These Consolidated Condensed Financial Statements contain information relating to Philip Services Corporation (“PSC”), a Delaware corporation, and its subsidiaries (collectively, the “Company”), which has been prepared by management.

     The Consolidated Condensed Financial Statements herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). As applicable under such regulations, certain information and footnote disclosures normally included in complete annual financial statements have been condensed or omitted. The Company believes that the presentation and disclosures herein are adequate to make the information not misleading, in any material respect, and the financial statements reflect all elimination entries and normal adjustments that are necessary for a fair statement of the results for the three-months ended March 31, 2003. There have been no significant changes in the accounting policies of the Company during the periods presented. For a description of these policies, see Note 2 of the Notes to the Company’s Consolidated Condensed Financial Statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2002.

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

Note Regarding Anticipated Filing Pursuant to Chapter 11 of the Bankruptcy Code

     On April 10, 2003, the Company filed a Current Report on Form 8-K announcing its expectation that it would file for bankruptcy protection pursuant to Chapter 11 of the U.S. Bankruptcy Code. In addition, the report of KPMG LLP, the Company’s independent accountants, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 includes an explanatory paragraph that states that the expiration of the Company’s revolving operating facility on June 2, 2003, and the absence of a replacement revolving operating facility, raises substantial doubt about the Company’s ability to continue as a going concern.

     Although the date of filing for a bankruptcy proceeding is currently uncertain, it is probable that the Company will make such filing in the near future. The Company’s announcement and the qualified opinion of the Company’s independent accountants is adversely affecting the Company’s relationships with its creditors, vendors, customers, and others, and is adversely affecting the Company’s businesses.

     While determinations would ultimately be made by the Bankruptcy Court, there can be no assurance that that the Company’s common stockholders and unsecured lenders would receive any value in exchange for their interests in the Company in the event of a bankruptcy.

     Readers should consider the information contained in this quarterly report on Form 10-Q in this context.

Credit Facilities

     The Company operates under two credit facilities, the term loan and the revolving operating facility (see Note 9 of Notes to Consolidated Condensed Financial Statements). The revolving operating facility, which is senior to the term loan and provides day-to-day working capital for the Company, was scheduled to mature on April 8, 2003. Through a negotiated agreement, the revolving operating facility has been extended to June 2, 2003, subject to certain terms and fees described below.

     The Company is using the period of the extension to prepare to restructure its balance sheet and refinance its debt. It is anticipated that the restructuring will be effected through a proceeding under Chapter 11 of the Bankruptcy Code. To this end, the Company has retained bankruptcy counsel and restructuring advisors and is consulting with its significant stockholders, its lenders and its other advisors. Among other things, the Company is in discussions with its lenders concerning debtor-in-possession financing, although there can be no assurances that such financing will be available or obtained.

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

Reclassification

     Certain reclassifications of prior periods’ data have been made to conform with the current period reporting.

(2)	Discontinued Operations (in thousands)

     For the three-months ended March 31, 2003 and 2002, the Company recognized before-tax income on discontinued operations of $8,775 and $7,525, respectively. The before-tax income on discontinued operations comprises the following:

•	On March 2, 2003, the bulk of the businesses comprising the Company’s Project Services Division were sold to Fluor Enterprises, Inc. (“Fluor”) for proceeds of $21,200, of which $4,000 was in the form of a deferred payment obligation that requires $2,000 be paid to the Company on March 2, 2004 and the remaining $2,000 be paid to the Company on March 2, 2005. The working capital of these businesses of approximately $43,000, was retained by PSC. As a result of the sale, assets with a net book value of $9,416 were transferred to Fluor generating a $8,166 gain on the divestiture, net of transaction and other costs. The Company has recorded the results of operations for these businesses as discontinued on the Consolidated Condensed Statements of Earnings for the three-months ended March 31, 2003 and 2002. The businesses divested to Fluor generated revenue of approximately $55,217 and $108,572, and before-tax income from discontinued operations, including the aforementioned gain on sale of the Division’s assets, of $8,402 and $8,360 in the three-months ended March 31, 2003 and 2002, respectively.

•	During the three-months ended March 31, 2003, certain assets of the Company’s Canadian Ferrous Division were sold for proceeds of $6,135, of which $2,000 was in the form of a deferred payment obligation. A gain on the divesture was recorded in the amount of $819. As such, the Company recorded the results of operations of the Canadian Ferrous Division as discontinued on the Consolidated Condensed Statements of Earnings and recorded the remaining assets of the division as “held for sale” on the March 31, 2003 Consolidated Condensed Balance Sheet. The Company’s Canadian Ferrous Division generated revenue of approximately $4,674 and $9,345 and before tax income from discontinued operations, including the aforementioned gain on sale of certain of the Division’s assets, of $373 and $368 in the three months ended March 31, 2003 and 2002, respectively.

•	The impairment of assets ultimately sold during the 2002 fiscal year related to the Company’s Demolition and Decommissioning business resulted in a loss for the three-months ended March 31, 2002 of $2,804. These assets generated revenues of $1,910 and operating losses of $943 in the three-months ended March 31, 2002.

•	The sale of certain assets during the three-months ended March 31, 2002, with a net book value of $2,930 generated a gain of $2,341. These assets generated revenues of $464 and operating income of $203 in the three-months ended March 31, 2002.

	FOR THE THREE	FOR THE THREE
	MONTHS ENDED	MONTHS ENDED
	MARCH 31, 2003	MARCH 31, 2002

Revenue	$59,891	$120,291
Income before income taxes	8,775	7,525
Income taxes (benefit)	(144)	(705)

Net income (loss)	$8,919	$8,230

(3)	Stockholders’ Deficit, Common Stock and Stock-based Compensation Plans (in thousands except share and per share amounts)

Stockholders’ Deficit and Common Stock

	MARCH 31,	DECEMBER 31,
	2003	2002

Share capital	$122,817	$122,805
Retained deficit	(195,543)	(182,841)
Cumulative foreign currency translation gain (loss)	110	(3,514)

	$(72,616)	$(63,550)

     The Company’s share capital comprised 27,884,283 shares of common stock at March 31, 2003.

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

     The Company has four stock-based compensation plans and one special stock option allotment as described further in Note 17 of the Notes to the Company’s Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2002. If compensation costs were measured using the fair value of the Company’s stock options on the date of grant, in accordance with SFAS No. 148, the Company would have recognized compensation costs for the three-months ended March 31, 2003, and 2002 in the manner exhibited in the below table.

	THREE MONTHS ENDED	THREE MONTHS ENDED
	MARCH 31, 2003	MARCH 31, 2002

Net loss as reported	$(12,703)	$(8,732)
Compensation expense recorded, net of taxes	(25)	(59)
Additional compensation expense under FAS 123	154	187

Pro forma net loss	$(12,832)	$(8,860)

Basic and diluted common shares outstanding	27,884	26,873

Basic and diluted earnings per share, as reported	$(0.46)	$(0.32)

Basic and diluted earnings per share, pro forma	$(0.46)	$(0.33)

     The compensation costs shown in the above table were calculated using the Black-Scholes option valuation model. The weighted average fair value of options granted during the three-month period ended March 31, 2003, was $0.01. Such valuation uses the following assumptions: (i) risk free interest rate of 2.78%, (ii) expected volatility of 1.00, (iii) expected option life of approximately 5 years and (iv) no annualized dividend yield. There were no options granted during the three-month period ended March 31, 2002, thus the additional compensation expense for this period shown in the above table relates only to compensation cost recognized over the option exercise periods related to previously granted awards.

     The Company has reserved 1,000,000 shares of common stock for issuance under its 2001 Officers’ Stock-Based Bonus Plan (“Officers’ Plan”). Under the Officers’ Plan, awards of restricted common stock, options to purchase shares of common stock, stock appreciation rights and/or phantom stock rights may be granted. Participation in the Officers’ Plan is limited to officers of the Company and its subsidiaries. Generally the awards vest evenly over a four-year period from the date of grant. As of March 31, 2003, 269,131 shares of restricted stock had been granted. Of these, 221,741 shares had been forfeited as of March 31, 2003, resulting in a net restricted stock issuance of 47,390 shares as of March 31, 2003.

     Under its 2001 Non-Employee Directors Restricted Stock Plan (“Directors Plan”), the Company has reserved 400,000 shares of common stock for issuance. Under the Directors Plan, shares of restricted common stock with a market value of twenty-five hundred dollars will be granted on the first business day of each fiscal quarter during the term of the Directors Plan to each non-employee director. One-quarter of the shares granted as of each grant date will vest on each of the first four anniversaries of such grant date except with respect to the initial grant of shares. As of March 31, 2003, 132,544 shares of restricted stock had been granted under the Directors Plan. Currently, because of the low stock price, the Board has elected to impose a price of fifty cents per share on the restricted shares granted under the restricted stock plans. Accordingly, each of the restricted stock grants by the Company since October 2002 has a market value of less than two thousand five hundred dollars.

	MARCH 31, 2003

	Officers' Plan	Directors Plan

Shares of restricted stock issued	47,390	132,544
Shares of restricted stock vested	22,283	28,807
Fair value at issuance	$163	$162

(4)	Accounts Receivable (in thousands)

	MARCH 31,	DECEMBER 31,
	2003	2002

Billed trade receivables	$198,685	$204,364
Accrued revenue not yet billed	26,803	21,238

Total accounts receivable	225,488	225,602
Allowance for doubtful accounts	(16,668)	(19,552)

Net accounts receivable	$208,820	$206,050

(5)	Other Current Assets (in thousands)

	MARCH 31,	DECEMBER 31,
	2003	2002

Costs and estimated earnings in excess of billings	$19,947	$16,032
Non-trade receivables	11,588	18,142
Consumable supplies	8,576	9,230
Other	7,885	11,821

	$47,996	$55,225

(6)	Property, Plant and Equipment (in thousands)

	MARCH 31, 2003			DECEMBER 31, 2002

		ACCUMULATED	NET BOOK		ACCUMULATED	NET BOOK
	COST	DEPRECIATION	VALUE	COST	DEPRECIATION	VALUE

Land	$35,318	$—	$35,318	$34,619	$—	$34,619
Landfill sites	18,398	(10,152)	8,246	14,919	(8,953)	5,966
Buildings	59,590	(15,479)	44,111	56,475	(13,226)	43,249
Equipment	195,870	(83,161)	112,709	194,655	(78,245)	116,410
Assets under development	8,325	—	8,325	10,959	—	10,959

	$317,501	$(108,792)	$208,709	$311,627	$(100,424)	$211,203

(7)	Other Assets (in thousands)

	MARCH 31,	DECEMBER 31,
	2003	2002

Restricted investments(a)	$39,460	$40,149
Other	19,313	17,598

	$58,773	$57,747

(a)	The majority of the Company’s restricted investments are controlled by the Company’s wholly owned insurance subsidiary and totaled approximately $39,214 and $39,904 at March 31, 2003, and December 31, 2002, respectively. The insurance subsidiary’s restricted investments had been pledged as security for the Company’s insurance liabilities. The restricted investments are held primarily in US and foreign government and commercial debt instruments rated AA or better by Moodys and Standard & Poors. At March 31, 2003, restricted investments controlled by the Company’s wholly owned insurance subsidiary comprise $28,728 of cash and cash equivalents and $10,486 in bonds with maturities from April 2003 through December 2007. At December 31, 2002, restricted investments controlled by the Company’s wholly owned insurance subsidiary comprise $29,855 of cash and cash equivalents and $10,049 in bonds with maturities from January 2003 through December 2007.

(8)	Accrued Liabilities (in thousands)

Accrued liabilities consist of the following:

	MARCH 31,	DECEMBER 31,
	2003	2002

Insurance claims outstanding(a)	$51,654	$49,633
Accrued employee compensation and benefit costs	22,815	19,008
Accrued purchases	4,185	4,299
Accrued closure costs(b)	6,191	7,486
Billings in excess of costs and estimated earnings	2,075	4,627
Accrued waste material disposal costs	2,577	2,934
Accrued environmental costs	6,000	4,581
Accrued other	18,595	18,692
Income taxes payable	325	620

	$114,417	$111,880

(a)	The Company determines its insurance claims liability using actuarial principles on an undiscounted basis. The Company retains liability for (i) workers’ compensation claims of up to $1,000 for any one occurrence; (ii) auto and general liability claims of up to $1,000 for any one occurrence; and (iii) certain property claims of up to $2,000 for any one occurrence. To the extent that any insurance carrier is unable to meet its obligations under existing insurance policies, the Company could be liable for the defaulted amount. From time to time, other retention amounts apply because claims arise under policies of subsidiary, acquired or predecessor companies.

Various insurance policies prior to June of 1999, including workers’ compensation policies, were placed with Reliance Insurance Company and/or its former subsidiary companies (“Reliance Insurance”). On October 3, 2001, the Insurance Commissioner of Pennsylvania placed Reliance Insurance into liquidation. State guaranty associations have been ordered to assume the insured obligations of Reliance Insurance, subject to statutory limitations. Until such plans are finalized by the various state associations, there is a risk that the Company could be liable for some portion of the Company’s claims which are contractually covered by Reliance. Cash and letters of credit on deposit with Reliance Insurance are specifically dedicated to the Company’s retained liability of up to $500 per occurrence and should not be pooled or otherwise used to settle Reliance Insurance liabilities. The Company has recorded a reserve to reflect the potential exposure pending further clarification of the liabilities by the courts. The reserve balance was $3,700 at March 31, 2003, and December 31, 2002.

(b)	Accrued closure costs related to severance, lease and other restructuring costs are as follows:

	BALANCE AT				BALANCE AT
	DECEMBER 31,				MARCH 31,
	2002	ADDITIONS	ADJUSTMENTS	SPENDING	2003

Severance	$795	$67	$37	$(459)	$440
Other exit costs	6,691	89	2	(1,031)	5,751

	$7,486	$156	$39	$(1,490)	$6,191

	BALANCE AT				BALANCE AT
	DECEMBER 31,				DECEMBER 31,
	2001	ADDITIONS	ADJUSTMENTS	SPENDING	2002

Severance	$910	$2,367	$(637)	$(1,845)	$795
Other exit costs	5,245	4,565	260	(3,379)	6,691

	$6,155	$6,932	$(377)	$(5,224)	$7,486

Additions and adjustments in 2002 have been recorded as Asset Impairment and Other Unusual Costs in the Consolidated Condensed Statements of Earnings (see Note 12).

(9)	Long-Term Debt (in thousands, except share and per share amounts)

	MARCH 31,	DECEMBER 31,
	2003	2002

Credit facility
Term debt(a)	$170,905	$170,905
Convertible payment-in-kind debt(a)	134,772	131,458
Unsecured payment-in-kind notes(b)	50,047	48,698
Revolving operating facility(c)	33,053	34,002
Loans collateralized by certain assets having a net book value of $6,788 bearing interest at a weighted average fixed rate of 9.1% (2002 – 6%) maturing at various dates up to 2020	3,728	3,847
Loans collateralized by certain assets having a net book value of $3,607 bearing interest at prime plus a weighted average floating rate of 2% (2002 – 2%) maturing at various dates up to 2004	1,601	1,763
Obligations under capital leases on equipment bearing interest at rates varying from 5% to 12% maturing at various dates to 2008	500	1,429

	394,606	392,102
Less current maturities of long-term debt	1,934	2,947
Less current borrowings on revolving operating facility	33,053	34,002

	$359,619	$355,153

(a)	Term Debt and Convertible Payment-In-Kind Debt

As of March 31, 2000, the Company entered into its existing credit facility (the “Credit Facility”). Concurrently, the Company entered into the revolving operating facility, which initially provided for borrowings up to $175,000, subject to a borrowing base formula calculated on accounts receivable (the Credit Facility and revolving operating facility, together the “Existing Senior Debt”). The Credit Facility provides term debt of $235,825 (“term debt”) and $100,000 in convertible payment-in-kind debt (“PIK debt”). The credit facility matures on March 31, 2005, and bears interest at a fixed rate of 9% for the term debt and 10% for the PIK debt. Interest payments on the term debt are due quarterly in arrears, up to a maximum of $20,000 in the first year, and on the PIK debt, interest is payable in full on March 31, 2005. The term debt or any part thereof and/or all of the PIK debt may be prepaid and redeemed by the Company at any time during the agreement once the revolving operating facility has been terminated. The Company must pay a redemption premium of between 1% and 5% on the amount of the term debt being redeemed and between 8.33% and 25.00% on the amount of the PIK debt being redeemed, excluding mandatory prepayments. The PIK debt is convertible by the lenders at any time into shares of common stock of PSC at an initial conversion price of $11.72 per share, which was in excess of the fair market value of PSC on a per share basis determined based upon an enterprise valuation. The carrying value of the term debt was $170,905 at March 31, 2003, and December 31, 2002.

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

The Company was also required yearly for the first two years and quarterly thereafter to repay the term debt first and then the PIK debt in an amount equal to 75% of the cash flow available for debt service. Through March 31, 2003, no repayments have been required under this provision.

The Existing Senior Debt contains cross-default provisions as well as certain restrictive covenant provisions, including limitations on the incurrence of indebtedness, the sale of assets, the incurrence of liens, the making of specified investments and the payment of cash dividends. In addition, the Company is required to satisfy, among other things, certain financial covenants, including specified amounts of EBITDA and maximum capital expenditures. At March 31, 2003, the Company was in compliance with the covenants under the Existing Senior Debt. However, the qualified opinion of the Company’s independent accountants for the Consolidated Financial Statements at December 31, 2002, constitutes an event of default (as defined in the credit agreements) under both the revolving operating facility and the Credit Facility. The Company received a waiver of this default from the lenders under each facility in connection with the extension of the revolving operating facility. Additionally, because the revolving operating facility expires on June 2, 2003, and because, at the date of this filing, the Company has not secured a replacement facility, the Company is unable to project compliance with its credit facilities through 2003. In the event the Company is unable to secure the replacement facility by June 2, 2003, and the revolving operating facility is not further extended, the Company will be unable to meet its obligations. This would result in an event of default under both the Credit Facility and the revolving operating facility. Upon the occurrence and continuation of an event of default, the Company’s lenders under the Credit Facility and revolving operating facility may, among other things, declare all obligations under such facility to be immediately due and payable. If an acceleration of the indebtedness under either of the facilities has occurred, an event of default will occur under the Company’s indentures with respect to the unsecured payment-in-kind-notes described below.

(b)	Unsecured Payment-in-Kind Notes

On April 7, 2000, the Company issued an aggregate amount of $48,000 of unsecured payment-in-kind notes (“unsecured notes”). The unsecured notes mature on April 15, 2010 and bear interest at a fixed rate of 6%. The interest is payable semi-annually on April 15 and October 15, and can be paid up to April 15, 2005, in cash or additional unsecured notes, at the option of the Company. The Company had issued an additional $7,645 of unsecured notes as of March 31, 2003, in payment of interest. If a change in control occurs, the Company is required to make an offer to purchase an amount of unsecured notes equal to the present value of the remaining scheduled payments of principal and interest, discounted at 16%, plus accrued interest thereon. The unsecured notes will bear interest at a rate of 12% from the date of a change in control until such time as the unsecured notes are redeemed. The unsecured notes provide for annual mandatory sinking fund payments equal to 20% of the aggregate principal amount of the outstanding unsecured notes at April 15, 2005, plus all accrued and unpaid interest thereon, commencing April 15, 2006. The unsecured notes were recorded at $43,864 and $42,679 at March 31, 2003, and December 31, 2002, respectively.

On April 7, 2000, the Company issued an aggregate amount of $18,000 of unsecured convertible payment-in-kind notes (“unsecured convertible notes”). The unsecured convertible notes mature on April 15, 2020, and bear interest at a fixed rate of 3% starting April 15, 2003. The interest is payable semi-annually on April 15 and October 15. The unsecured convertible notes may be converted at any time into shares of common stock of PSC at an initial conversion price of $30 per share. If a change in control occurs, the Company is required to make an offer to purchase an amount of unsecured convertible notes equal to between 64% and 100% of the principal amount of unsecured convertible notes outstanding, plus accrued interest thereon. The unsecured convertible notes will bear interest at a rate of 12% from the date of a change in control until such time as the unsecured convertible notes are redeemed. As of March 31, 2003, unsecured convertible notes with a face value of $721 had been converted into 23,996 shares of common stock pursuant to the terms of the indenture covering the unsecured convertible notes. The unsecured convertible notes were recorded at $6,183 and $6,019 at March 31, 2003, and December 31, 2002, respectively.

The unsecured notes contain provisions whereby an acceleration under the existing senior debt causes a default under the unsecured notes. In addition, the existing senior debt contains provisions whereby a default under the unsecured notes causes a default under the existing senior debt.

(c)	Revolving Operating Facility

The revolving operating facility provides for a revolving line of credit, subject to a borrowing base formula calculated on accounts receivable, of up to $195,000. At March 31, 2003, the Company’s borrowing base formula limited the availability of the revolving operating facility to $146,539. The Company had undrawn capacity under the revolving operating facility of $21,751, net of borrowings of $33,053 and outstanding letters of credit of $91,735. The revolving operating facility was scheduled to mature on April 8, 2003 and has been extended to June 2, 2003.

The Company is using the period of the extension to prepare to restructure its balance sheet and refinance its debt. It is anticipated that the restructuring will be effected through a proceeding under Chapter 11 of the Bankruptcy Code. To this end, the Company has retained bankruptcy counsel and restructuring advisors and is consulting with its significant stockholders, its lenders and its other advisors. Among other things, the Company is in discussions with its lenders concerning debtor-in-possession financing though there can be no assurances that such financing will be available or obtained.

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

Borrowings under the revolving operating facility bear interest at a rate equal to the base rate (which is based on the Wells Fargo Bank “prime rate”) plus 1% on Tranche A advances, 3% on Tranche B-Prime advances, and the greater of 11.5% or the base rate plus 5% on Tranche Sub-B advances or at the option of the Company on Tranche A advances at a rate equal to the LIBOR rate plus 3%. A letter of credit issuance fee of 0.25% plus an annual fee of 2.75% is charged on the amount of all outstanding letters of credit issued under Tranche A. Letters of credit issued under Tranche Sub-B bear an annual fee of 10.075%.

Under the revolving operating facility, the Company is required to pay an annual service/agency fee equal to $900 and a monthly loan servicing fee equal to $20 for Tranches A and B-Prime. The Tranche Sub-B Agency fee is $10 paid monthly. In addition, the Company is required to pay monthly an unused line of credit fee equal to 0.375%, 0.75% and 2.0% per annum on the average unused portion of Tranche A, Tranche B-Prime and Tranche Sub-B, respectively.

(d)	The various components of long-term debt described in Note 9 (the “Company’s Public Debt Instruments”) are financial instruments. The Company’s Public Debt Instruments were discounted from face value to their fair market value on March 31, 2000. As of December 31, 2000, the carrying value at that time approximated fair market value. Over the last few years, there have been changes in market interest rates, a general decline in the availability of credit and disappointing financial performance by the Company. It is likely that these factors have caused the fair market value of the Company’s Public Debt Instruments to be materially less than the current carrying value. There is no public market in the Company’s Public Debt Instruments, and, therefore, the Company is unable to determine their fair market value.

(10)	Other Liabilities (in thousands)

	MARCH 31,	DECEMBER 31,
	2003	2002

Accrued environmental costs	$57,331	$60,163
Asset retirement obligation(a)	6,713	6,471
Other	450	781

	$64,494	$67,415

(a)	Asset retirement obligation represents discounted closure and post-closure costs associated with the Company’s landfill operations. The Company’s asset retirement obligation was determined based on its estimated fair value, which was measured on a present value basis, using a credit-adjusted, risk-free rate of 7.5% coupled with an inflation rate of 2.0%. Accretion expense was and will continue to be added to the landfill retirement obligation using the effective interest method. All landfill retirement costs arising from closure and post-closure obligations were capitalized as part of the landfill asset and are being amortized using the Company’s existing landfill accounting practices. Accretion expense associated with the asset retirement obligation was $89 and spending against the asset retirement obligation was $14 for the three-month period ended March 31, 2003.

(11)	Statement of Cash Flows (in thousands)

Changes in assets and liabilities

	FOR THE THREE	FOR THE THREE
	MONTHS ENDED	MONTHS ENDED
	MARCH 31, 2003	MARCH 31, 2002

Accounts receivable	$(2,770)	$(21,539)
Inventory for resale	(4,902)	4,910
Other Assets	6,203	(7,002)
Accounts payable, accrued liabilities, other liabilities, and foreign currency translation adjustments	22,917	106
Income taxes payable	(295)	75

	$21,153	$(23,450)

Supplemental cash flow information

     The supplemental cash flow disclosures and non-cash transactions are as follows:

	FOR THE THREE	FOR THE THREE
	MONTHS ENDED	MONTHS ENDED
	MARCH 31, 2003	MARCH 31, 2002

Supplemental Disclosures:
Interest paid	$6,258	$4,526
Income taxes paid	387	448
Receivable for deferred payment obligation	4,000	—
Deferred stock compensation costs	13	53

(12)	Asset Impairment and Other Unusual Costs (in thousands)

     Asset impairments and other unusual costs for the three-month period ending March 31, 2002, are composed of the following:

FOR THE THREE
MONTHS ENDED
MARCH 31, 2002

Business units, locations or activities to be exited:
Severance costs	$2,533
Other exiting costs	1,091
Business units, locations or activities to be continued:
Process re-engineering costs	976

$4,600

     In the first quarter of 2002, the Company decided to close the corporate headquarters in Rosemont, Illinois and the corporate governance functions were moved to the shared service operations in Houston. Included in the unusual costs for the 2002 three-month period is $3,624 in cash cost for severance and other exit cost to be incurred at these locations. Twelve employees were terminated as a result of these restructurings. The Company also incurred costs in 2002 related to its PSC Way project which was a project designed to standardize business processes to allow it to operate more efficiently and share information and best practices. The total cash costs for the PSC Way initiative in the first quarter of 2002 were $1,845, of which $869 was capitalized to fixed assets and $976 is included in other unusual costs as process re-engineering costs. There were no asset impairments recorded during the three months ended March 31, 2002.

(13)	Earnings Per Common Share (in thousands)

	FOR THE THREE	FOR THE THREE
	MONTHS ENDED	MONTHS ENDED
	MARCH 31, 2003	MARCH 31, 2002

Net loss for the period — basic and diluted	$(12,703)	$(8,732)

Number of shares of common stock outstanding	27,884	24,242
Effect of using weighted average shares of common stock outstanding	—	2,631

Basic and diluted weighted average number of shares of common stock outstanding	27,884	26,873

(14)	Comprehensive Loss (in thousands)

	FOR THE THREE	FOR THE THREE
	MONTHS ENDED	MONTHS ENDED
	MARCH 31, 2003	MARCH 31, 2002

Net loss for the period	$(12,703)	$(8,732)
Other comprehensive income, net of taxes
Translation adjustments	3,624	468

Comprehensive loss	$(9,079)	$(8,264)

(15)	Related Parties (in thousands)

     The Company’s two largest stockholders, Carl C. Icahn and Stephen Feinberg, participate in the Company’s revolving operating facilities and the term debt and PIK facilities through entities they control. Mr. Icahn controlled approximately $185,090 and $182,515 of the Company’s total debt as of March 31, 2003, and 2002, respectively and was associated with approximately $4,949 and $3,635 in interest expense and fees for the three-month periods ending March 31, 2003, and 2002, respectively. Mr. Feinberg controlled approximately $101,277 and $90,336 of the Company’s total debt as of March 31, 2003, and 2002, respectively and was associated with approximately $2,736 and $1,303 in interest expense and fees for the three-month periods ending March 31, 2003, and 2002, respectively. In addition, entities controlled by these stockholders received shares of common stock in connection with the Company’s April 2002 mezzanine financing. Also, in connection with the April 2003 revolving operating facility amendment, a fee of $100 was paid to the lenders under Tranche B-Prime, which are, respectively, Carl C. Icahn and affiliates and Stephen Feinberg and affiliates.

     The Company has utilized the services of SBI and Company, Inc. (“SBI”) for information technology services associated with the PSC Way business reengineering project. SBI is partially owned by entities controlled by one of the Company’s largest stockholders, Stephen Feinberg. Fees paid to SBI were approximately $0 and $660 for the three-month periods ending March 31, 2003, and 2002, respectively.

(16)	Segmented Information (in thousands)

     The Company’s business operations are organized into the following three segments:

•	The Industrial Services Group includes operations that perform industrial cleaning, maintenance, and environmental services.

•	The Metals Services Group, whose primary operations include ferrous and non-ferrous scrap collection and processing, brokerage and transportation and on-site mill services.

•	The Project Services Division includes operations that perform refractory, catalyst and union mechanical and turnaround services.

	For the Three Months Ended March 31, 2003

	Industrial	Metals	Project
	Services	Services	Services	Corporate	Total

Revenue	$130,400	$138,662	$15,789	$—	$284,851
Income (loss) from operations	2,174	4,886	(13,920)	(1,757)	(8,617)
Total assets	261,930	180,126	73,283	98,084	613,423
Depreciation and amortization	6,326	1,748	140	842	9,056
Capital expenditures	2,587	1,257	317	398	4,559
Equity investments	—	254	—	350	604

	For the Three Months Ended March 31, 2002

	Industrial	Metals	Project
	Services	Services	Services	Corporate	Total

Revenue	$132,989	$99,976	$20,039	$—	$253,004
Income (loss) from operations	2,321	(1,662)	221	(7,785)	(6,905)
Total assets	275,567	176,104	115,968	64,606	632,245
Depreciation and amortization	6,795	1,942	133	615	9,485
Capital expenditures	1,192	924	576	1,027	3,719
Equity investments	—	754	—	1,358	2,112

The geographical segmentation of the Company’s businesses is as follows:

	FOR THE THREE MONTHS		FOR THE THREE MONTHS
	ENDED MARCH 31,		ENDED MARCH 31,
	2003		2002

		LONG-LIVED		LONG-LIVED
	REVENUE	ASSETS	REVENUE	ASSETS

United States	$264,845	$196,643	$230,161	$215,979
Canada	20,006	31,275	22,843	47,011
Other	—	39,564	—	41,318

	$284,851	$267,482	$253,004	$304,308

(17)	Commitments and Contingencies (in thousands)

(a)	The Company (together with the industries in which it operates) is subject to federal, state, local and foreign (particularly Canadian) environmental laws and regulations concerning discharges to the air, soil, surface and subsurface waters and the generation, handling, storage, transportation, treatment and disposal of waste materials and hazardous substances. The Company and the industries in which it operates are also subject to other federal, state, local and foreign (particularly Canadian) laws and regulations including those that require the Company to remove or mitigate the effects of the disposal or release of certain materials at various sites.

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

Certain of the Company’s facilities are environmentally impaired in part as a result of operating practices at the sites prior to their acquisition by the Company. The Company has established procedures to periodically evaluate these sites, giving consideration to the nature and extent of the contamination. The Company has provided for the remediation of these sites based upon management’s judgment and prior experience. The Company has estimated the liability to remediate these sites to be $50,883 at March 31, 2003 (December 31, 2002 — $51,585).

Certain subsidiaries of the Company have been named as potentially responsible or liable parties under U.S. federal and state superfund laws in connection with various sites. It is alleged that the Company and its subsidiaries or their predecessors transported waste to the sites, disposed of waste at the sites, or operated the sites in question. The Company has reviewed the nature and extent of the allegations, the number, connection and financial ability of other named and unnamed potentially responsible parties and the nature and estimated cost of the likely remedy. Based on its review, the Company has accrued its estimate of its liability to remediate these sites at $12,448 at March 31, 2003 (December 31, 2002 — $13,159). If it is determined that more expensive remediation approaches may be required in the future, the Company could incur additional obligations, which could be material.

The liabilities discussed above are disclosed in the Consolidated Condensed Balance Sheets as follows:

	MARCH 31,	DECEMBER 31,
	2003	2002

Accrued liabilities	$6,000	$4,581
Other liabilities	57,331	60,163

	$63,331	$64,744

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

(b)	Other than as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, under the caption “Legal Proceedings” or under Note 22 of the Notes to Consolidated Financial Statements therein, the Company is not currently a party to any material pending legal proceedings, other than routine matters incidental to the business, and no material developments have occurred in any such proceedings except as described below.

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

(c)	The Company’s indirect wholly owned subsidiary, RMF Industrial Contracting, Inc. (“RMF”), has served as a subcontractor to Alstom Power, Inc. (“Alstom”) on a project that is among the largest being handled by any of the Company’s businesses. Alstom has advised RMF that it is in breach of certain obligations under the contract for the project. Specifically, Alstom claims that RMF has allocated insufficient personnel to the project and has fallen behind schedule. RMF has, in turn, asserted breaches of contract by Alstom. On April 25, 2003, RMF determined to withdraw from the site because of these difficulties. On May 2, 2003, Alstom filed suit against RMF in Federal District Court in Pennsylvania. On May 15, 2003, Alstom filed a second suit in the Court of Common Pleas for the County of Philadelphia, Pennsylvania. Alstom seeks in excess of $10,000 in damages and other relief. RMF intends to defend this suit vigorously and to file counterclaims. The Company’s practice is to record revenue equal to costs on unapproved change orders and claims in accordance with SOP 81-1. Due to the events mentioned above, the Company has not recorded revenue related to $12,000 in costs associated with claims related to the Alstom project.

(18)	New Accounting Pronouncements

     In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Statement No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” Statement No. 146 is effective for the Company in January 2003. The Company’s adoption of Statement No. 146 on January 1, 2003 did not have a material effect on the Company’s Consolidated Condensed Financial Statements.

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, An Interpretation of FASB Statements Nos. 5, 57 and 107 and Rescission of FASB Interpretation No. 34” (“FIN 45”). FIN 45 clarifies the requirements of FASB Statement No. 5, “Accounting For Contingencies” relating to the guarantor’s accounting for, and disclosure of the issuance of certain types of guarantees. The disclosure provisions of the Interpretation are effective for financial statements of interim or annual reports that end after December 15, 2002, irrespective of the guarantor’s year-end. The Company’s adoption of FIN 45 did not have a material impact in the Company’s Consolidated Condensed Financial Statements.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires that unconsolidated variable interest entities be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity’s expected losses or residual benefits. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to existing variable interest entities in the periods beginning after June 15, 2003. The Company’s only variable interest entities were all created before January 31, 2003. As such, under FIN 46 the Company has until July 1, 2003 to adopt FIN 46 for its currently existing variable interest entities. As of March 31, 2003, the Company has yet to determine the impact that the adoption of FIN 46 will have on the Company’s Consolidated Condensed Financial Statements.

PART I — FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     The Consolidated Condensed Financial Statements herein contain information relating to Philip Services Corporation (“PSC”) and its subsidiaries (collectively, the “Company”), which has been prepared by management.

     The Company is an industrial and metals services company that operates two Groups: (i) Industrial Services Group and (ii) Metals Services Group. The Company also operates the Project Services Division (“PSD”), a group of businesses that are being offered for sale at March 31, 2003. PSC employed more than 6,500 people at over 130 locations across North America at March 31, 2003. The Company’s operations are based primarily in the United States.

     The Industrial Services Group provides industrial cleaning services and environmental services such as commercial and industrial waste collection, recycling, processing and disposal, laboratory analytical services, container and tank cleaning, and emergency response services.

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

Results of Operations

     The following table presents, for the periods indicated, the results of operations and the percentage relationships which the various items in the Consolidated Condensed Statements of Earnings bear to the consolidated revenue from continuing operations: ($ in millions)

	FOR THE THREE		FOR THE THREE
	MONTHS ENDED		MONTHS ENDED
	MARCH 31, 2003		MARCH 31, 2002

Revenue	$284.9	100%	$253.0	100%
Operating expenses	262.4	92%	219.6	87%
Selling, general and administrative costs	22.0	8%	26.2	10%
Depreciation and amortization	9.1	3%	9.5	4%
Asset impairment and other unusual costs	—	0%	4.6	2%

Loss from operations	(8.6)	(3%)	(6.9)	(3%)
Interest expense	13.4	4%	10.4	4%
Other (income) expense, net	(0.2)	0%	(0.6)	(0%)

Loss before provision for income taxes	(21.8)	(7%)	(16.7)	(7%)
Provision (benefit) for income taxes	(0.2)	0%	0.2	0%

Loss from continuing operations	(21.6)	(7%)	(16.9)	(7%)
Income from discontinued operations, net of taxes	8.9	3%	8.2	4%

Net loss	$(12.7)	(4%)	$(8.7)	(3%)

The operating results reflect the following: ($ in millions)

	FOR THE THREE MONTHS ENDED MARCH 31, 2003

	INDUSTRIAL	METALS	PROJECT
	SERVICES	SERVICES	SERVICES	CORPORATE	TOTAL

Revenue	$130.4	$138.7	$15.8	$—	$284.9
Income (loss) from operations	2.2	4.9	(13.9)	(1.8)	(8.6)

	FOR THE THREE MONTHS ENDED MARCH 31, 2002

	INDUSTRIAL	METALS	PROJECT
	SERVICES	SERVICES	SERVICES	CORPORATE	TOTAL

Revenue	$133.0	$100.0	$20.0	$—	$253.0
Income (loss) from operations	2.3	(1.7)	0.2	(7.7)	(6.9)

     Industrial Services Group

     Revenue from the Industrial Services Group decreased by $2.6 million or 2% for the three-month period ending March 31, 2003, as compared to the same period in 2002. The reduction in revenue is due to the postponement and rescheduling of certain large-scale maintenance and capital projects by the Group’s customers due to high gasoline prices in 2003, the loss of a key alliance contract in 2003 and inclement weather in the Northeast in 2003 which impacted the performance of certain analytical services provided to the Group’s customers. Additionally, waste volumes in the technology and non-automotive manufacturing industries were down in 2003, thus impacting the Group’s waste services business line.

     Income from operations as a percentage of revenue was 2% and 2% for the three-month periods ending March 31, 2003, and 2002, respectively. The group’s operating income was impacted by $0.5 million of severance costs associated with ongoing consolidation and cost reduction initiatives.

     Metals Services Group

     Revenue from the Metals Services Group increased by $38.7 million or 39% for the three-month period ending March 31, 2003, compared to the same period in 2002. This increase in revenue is due to a 50% improvement in average scrap metal prices for the current period compared to the same period in 2002, coupled with a 5% increase in the volumes of scrap managed by the Group compared to the same period in 2002. The increase in ferrous scrap metal prices is directly related to the reduction in foreign steel imports, the improvement in the U.S. steel industry operating rate and the corresponding increase in demand for ferrous scrap.

     Income (loss) from operations as a percentage of revenue was 4% and (2)% for the three-month periods ending March 31, 2003, and 2002, respectively. The increase in earnings for 2003 compared to 2002 was primarily related to higher demand for domestically produced steel due to tariffs imposed on steel imports in the second quarter of 2002 coupled with an increase in the average scrap prices as mentioned above. Additionally, income from operations was positively impacted in 2003 due to the $1.6 million bad debt recovery of a previously written-off trade receivable.

     Project Services Division

     Revenue from the Project Services Division decreased by $4.2 million or 21% for the three-month period ending March 31, 2003, as compared to the same period in 2002. Income (loss) from operations for the Division as a percentage of revenue was (88)% and 1% for the three-month periods ending March 31, 2003, and 2002, respectively. The business of PSD depends upon its engagement to perform services for construction, maintenance and similar projects and its performance as expected on those projects. The Division is often engaged in projects where its revenues are relatively fixed, making the profitability of the projects depend upon the Division’s costs in performing the contract for services and its ability to reliably estimate these costs. The existence of or delay in one or a few large projects in any period can materially impact the revenues of PSD for that period. The Division’s failure to accurately predict its costs on one or a few large projects can materially impact its profits in any period. The decrease in the Division’s revenue in 2003 is attributable to the economic slowdown that began to impact revenue and profitability of the Division in the latter part of 2001, which was most prominently noted in the postponement of some large maintenance projects handled by PSD, including turnaround and outage services.

     The decrease in both revenue and income from operations for the 2003 period compared to the 2002 period was primarily due to work performed in the first quarter of 2003, as a subcontractor to Alstom Power, Inc. (“Alstom”) on a project that is among the largest being handled by any of the Company’s businesses. As described in Note 17 to Consolidated Condensed Financial Statements contained herein, Alstom and RMF Industrial Contracting, Inc. (“RMF”) have each alleged breaches of contract by the other and RMF has withdrawn from the site. On May 2, 2003, Alstom filed suit against RMF in Federal District Court in Pennsylvania. Alstom seeks in excess of $10 million in damages and other relief. RMF intends to defend this suit vigorously and to file counterclaims. In addition, on May 15, 2003, Alstom filed a second suit in the Court of Common Pleas for the County of Philadelphia, Pennsylvania. The Company’s practice is to record revenue equal to costs on unapproved change orders and claims in accordance with Statement of Position 81-1. Due to the events mentioned above, the Company has not recorded revenue related to $12 million of costs associated with claims related to the Alstom project. The Company intends to pursue collection of these costs. However, the collection of these amounts is uncertain as of this date.

     Corporate

     The results of Corporate include expenses related to corporate overhead operations, the retained liabilities of the Company’s captive insurance company and other non-operating entities. The loss from operations was $(1.8) and $(7.7) million for the three-month periods ending March 31, 2003, and 2002, respectively. The decrease in corporate expenses in 2003 as compared to the same period in 2002 is principally due to general overhead cost reduction initiatives in 2003, the asset impairment and other unusual costs recorded in 2002 associated with the closure of the Company’s Chicago office and greater professional fees in 2002 associated with certain debt financing activities of the Company.

Selling, General and Administrative Costs

     Selling, general and administrative costs were $22.0 million for the three-month period ending March 31, 2003, compared to $26.2 million for the same period in 2002. The decrease in selling, general and administrative costs in 2003 as compared to the same period in 2002 is principally due to general overhead cost reduction initiatives and the $1.6 million bad debt recovery of a previously written-off trade receivable in the Metals Services Group.

Depreciation and Amortization

     Depreciation and amortization of property, plant and equipment for the three-month period ending March 31, 2003, was $9.1 million, compared to $9.5 million for the same period in 2002.

Interest Expense

     Interest expense for the three-month period ending March 31, 2003, was $13.4 million compared with $10.4 million for the same period in 2002. Interest expense was higher in 2003 as compared to the same period in 2002 due to borrowing costs associated with borrowings under Tranche Sub-B described in Note 9 of the Notes to Consolidated Condensed Financial Statements, which was not a part of the revolving operating facility during the 2002 period.

Other Income and Expense — Net

     Other (income) expense, net for the three-month period ending March 31, 2003, was income of $0.2 million due principally to interest income on investments.

     Other (income) expense, net for the three-month period ending March 31, 2002, was income of $0.6 million due principally to interest income on investments offset by a loss on certain equity investments.

Discontinued Operations

For the three-months ended March 31, 2003 and 2002, the Company recognized before-tax income on discontinued operations of $8.8 million and $7.5 million, respectively. The before-tax income on discontinued operations comprises the following:

•	On March 2, 2003, the bulk of the businesses comprising the Company’s Project Service Division were sold to Fluor Enterprises, Inc. (“Fluor”) for proceeds of $21.2 million, of which $4.0 million was in the form of a deferred payment obligation that requires $2.0 million be paid to the Company on March 2, 2004 and the remaining $2.0 million be paid to the Company on March 2, 2005. The working capital of these businesses sold of approximately $43 million, was retained by PSC. As a result of the sale, assets with a net book value of $9.4 million were transferred to Fluor generating an $8.1 million gain on the divestiture, net of transaction and other costs. The Company has recorded the results of operations for these businesses as discontinued on the Consolidated Condensed Statements of Earnings for the three-months ended March 31,

2003 and 2002. The businesses divested to Fluor generated revenue of approximately $55.2 million and $108.6 million, and before-tax income from discontinued operations, including the aforementioned gain on sale of the Division’s assets, of $8.4 million and $8.4 million in the three-months ended March 31, 2003 and 2002, respectively.

•	During the three-months ended March 31, 2003, certain assets of the Company’s Canadian Ferrous Division were sold for proceeds of $6.1 million, of which $2.0 million was in the form of a deferred payment obligation. A gain on the divesture was recorded in the amount of $0.8 million. As such, the Company recorded the results of operations of the Canadian Ferrous Division as discontinued on the Consolidated Condensed Statements of Earnings and recorded the remaining assets of the division as “held for sale” on the March 31, 2003 Consolidated Condensed Balance Sheet. The Company’s Canadian Ferrous Division generated revenue of approximately $4.7 million and $9.3 million and before tax income (loss) from discontinued operations, including the aforementioned gain on sale of certain of the Division’s assets, of $0.4 million and $0.4 million in the three months ended March 31, 2003 and 2002, respectively.

•	The impairment of assets ultimately sold during the 2002 fiscal year related to the Company’s Demolition and Decommissioning business resulted in a loss for the three-months ended March 31, 2002 of $2.8 million, in addition to operating losses posted of $0.9 million in the three-months ended March 31, 2002.

•	The sale of certain assets during the three-months ended March 31, 2002, with a net book value of $2.9 million generated a gain of $2.3 million. These assets generated revenues of $0.5 million and operating income of $0.2 million in the three-months ended March 31, 2002.

Income Taxes

     In assessing the value of the deferred tax assets, management considered whether it would be more likely than not that all of the deferred tax assets will be realized. Projected future income tax planning strategies and the expected reversal of deferred tax liabilities are considered in making this assessment. Based on the level of historical taxable income, projections for future taxable income and subject to the limitation on the utilization of net operating loss carry-forwards and excess interest deduction carry-forwards, the Company has determined at this time that it is more likely than not that the Company will not realize the benefits of the U.S. deferred tax assets. At March 31, 2003, the Company has a valuation allowance of $268.1 million.

     Certain future events may result in such deferred tax assets being utilized in the Company’s future income tax returns, which the Company will record as a reduction in the valuation allowance and, in accordance with the principles of fresh start reporting, a credit to additional paid-in capital.

     The tax benefit recorded for the current three-month period represents Canadian income taxes and certain U.S. state income taxes.

FINANCIAL CONDITION

Liquidity and Capital Resources

     At March 31, 2003, the Company’s working capital was $87.9 million, representing an decrease of $6.3 million since December 31, 2002. Cash provided by continuing operating activities was $11.1 million for the three-month period ending Mach 31, 2003, compared to cash used in continuing operating activities of $(26.5) million for the same period in 2002. The improvement in cash provided in 2003 as compared to 2002 is primarily due to improved working capital management in the areas of accounts payable and accrued liabilities. However, the Company continues to rely upon borrowings from its revolving operating facility as its principal source of liquidity to fund cash used in operating activities.

     As of March 31, 2000, the Company entered into its existing credit facility (the “Credit Facility”). Concurrently, the Company entered into the revolving operating facility, which initially provided up to $175 million, subject to a borrowing base formula calculated on accounts receivable (the Credit Facility and revolving operating facility, together the “Existing Senior Debt”). The Credit Facility provides term debt of $235.8 million (“term debt”) and $100.0 million in convertible payment-in-kind debt (“PIK debt”). The term debt of $250 million contemplated under the Plan was reduced to $235.8 million on plan implementation due to the repayment of $14.2 million from proceeds of asset sales. Obligations under the Credit Facility were $305.7 million at March 31, 2003. The Credit Facility matures on March 31, 2005 and bears interest at a fixed rate of 9% for the term debt and 10% for the PIK debt. Interest payments on the term debt are due quarterly in arrears, and, on the PIK debt, interest is payable in full on March 31, 2005. The term debt or any part thereof and/or all of the PIK debt may be prepaid and redeemed by the Company at any time during the agreement once the revolving operating facility has been terminated. The Company must pay a redemption premium of between 1% and 5% on the amount of the term debt being redeemed (excluding mandatory prepayments) and between 8.33% and 25% on the amount of the PIK debt being redeemed. The PIK debt is convertible by the lenders at any time into shares of common stock of PSC at an initial conversion price of $11.72 per share, which was in excess of the fair market value of PSC on a per-share basis at the time of issue.

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

     The Company is also required yearly for the first two years and quarterly after that to repay the term debt first and then the PIK debt in an amount equal to 75% of the cash flow available for debt service.

     During 2000, the Company made mandatory prepayments of the term debt relating to net asset sales of $47.2 million, including the sale of the UK Metals business. During 2001, the Company made mandatory prepayments relating to net asset sales of $17.7 million, reducing the term debt to $170.9 million as at December 31, 2001. No mandatory prepayments were made in 2003 or 2002. However, the agent of the revolving operating facility is holding $22.8 million in cash proceeds from recent asset sales as collateral against certain letters of credit as permitted by the terms of the facility.

     The Existing Senior Debt is guaranteed jointly and severally by PSC and substantially all of its direct and indirect wholly owned subsidiaries and is collateralized by security interests in the assets of PSC and substantially all of its direct and indirect wholly owned subsidiaries and a pledge of securities of substantially all of its direct and indirect wholly owned subsidiaries.

     The revolving operating facility provides for a revolving line of credit, subject to a borrowing base formula calculated on accounts receivable, of up to $195.0 million. At March 31, 2003, the Company’s borrowing base formula limited the availability of the revolving operating facility to approximately $146.5 million. The Company had undrawn capacity under the revolving operating facility of approximately $21.7 million, net of borrowings of $33.1 million and outstanding letters of credit of approximately $91.7 million. The revolving operating facility, which is senior to the term loan and provides day-to-day working capital for the Company, was scheduled to mature on April 8, 2003. Through a negotiated agreement, the revolving operating facility has been extended to June 2, 2003, subject to certain terms and fees described below.

     The Company is using the period of the extension to prepare to restructure its balance sheet and refinance its debt. It is anticipated that the restructuring will be effected through a proceeding under Chapter 11 of the Bankruptcy Code. To this end, the Company has retained bankruptcy counsel and restructuring advisors and is consulting with its significant stockholders, its lenders and its other advisors. Among other things, the Company is in discussions with its lenders concerning debtor-in-possession financing though there can be no assurances that such financing will be available or obtained.

     Under the amendment of the revolving operating facility executed with the lenders as of April 8, 2003, the lending commitment under Tranche A of the facility was reduced from $100 million to $78 million. The capacity under other tranches is unchanged, and as a result, the total capacity of the facility is unchanged. In connection with the amendment, the Company has paid an aggregate fee of $0.1 million to the lenders under Tranche B-Prime, which are, respectively, affiliates of the Company’s two largest stockholders, Carl C. Icahn and affiliates and Stephen Feinberg and affiliates.

     Borrowings under the revolving operating facility bear interest at a rate equal to the base rate (which is based on the Wells Fargo Bank “prime rate”) plus 1% on Tranche A advances, 3% on Tranche B-Prime advances, and the greater of 11.5% or the base rate plus 5% on Tranche Sub-B advances or at the option of the Company on Tranche A advances at a rate equal to the LIBOR rate plus 3%. A letter of credit issuance fee of 0.25% plus an annual fee of 2.75% is charged on the amount of all outstanding letters of credit issued under Tranche A. Letters of credit issued under Tranche Sub-B bear an annual fee of 10.075%.

     Under the revolving operating facility, the Company is required to pay an annual service/agency fee equal to $0.9 million and a monthly loan servicing/agency fee of less than $0.1 million for Tranches A, B-Prime and Sub-B. In addition, the Company is required to pay monthly an unused line of credit fee equal to 0.375%, 0.75% and 2.0% per annum on the average unused portion of Tranche A, Tranche B-Prime and Tranche Sub-B, respectively.

     The Existing Senior Debt contains cross-default provisions as well as certain restrictive covenant provisions, including limitations on the incurrence of indebtedness, the sale of assets, the incurrence of liens, the making of specified investments and the payment of cash dividends. In addition, the Company is required to satisfy, among other things, certain financial covenants, including specified amounts of EBITDA and maximum capital expenditures. At March 31, 2003, the Company was in compliance with the covenants under the Existing Senior Debt. However, the qualified opinion of the Company’s independent accountants for the Consolidated Financial Statements at December 31, 2002, constitutes an event of default (as defined in the credit agreements) under both the revolving operating facility and the Credit Facility. The Company received a waiver of this default from the lenders under each facility in connection with the extension of the revolving operating facility.

Capital Expenditures

     Capital expenditures were $4.6 million for the three-months ending March 31, 2003, compared to $3.7 million for the same period in 2002.

Critical Accounting Estimates and Assumptions

     Financial Reporting Release No. 60 released by the SEC recommends that all registrants include a discussion of “critical” accounting policies or methods used in the preparation of the financial statements. The Company’s significant accounting policies are contained in Note 2 of the Notes to Consolidated Financial Statements in Form 10-K. The financial statements have been prepared in conformity with generally accepted accounting principles and, accordingly, include amounts based upon informed estimates and judgments of management with due consideration given to materiality. As a result, actual results could differ from those estimates. The following represents those critical accounting policies where materially different amounts would be reported under different conditions or using different assumptions.

     REVENUE RECOGNITION — Revenue from industrial services is recorded as the services are performed, using the percentage-of-completion basis for fixed rate contracts and as-the-related-service-is-provided for time-and-material contracts. Revenue from by-product recovery operations is recognized along with the related costs of treatment, disposal and transportation at the time of performance of services. Revenue is recognized at the time of customer acceptance for the direct sale of recovered commodities and steel products or for contracts where the Company brokers materials between two parties, takes title to the product and assumes the risks and rewards of ownership. If the Company is acting as an agent in those transactions, then only the commission on the transaction is recorded.

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

     ENVIRONMENTAL COSTS — At March 31, 2003, the Company had accrued liabilities of $70.0 million for environmental investigation, compliance and remediation costs including $6.7 million of asset retirement obligations. The liabilities are based upon estimates with respect to the number of sites for which the Company may be responsible, the scope and cost of work to be performed at each site, the portion of costs that will be shared with other parties and the timing of remediation work. When timing and amounts of expenditures can be reliably estimated, amounts are discounted. Where timing and amounts cannot be reliably estimated, a range is estimated and the best estimate within the high and low end of the ranges is recognized. Estimates can be affected by factors including future changes in technology, changes in regulations or requirements of local governmental authorities, the extent of the remediation necessary based upon environmental testing and the actual costs of disposal.

     RECEIVABLES, NET OF VALUATION ALLOWANCES — Accounts receivable at March 31, 2003, were $208.8 million net of a $16.7 million allowance for doubtful accounts. The valuation allowance was determined based upon the Company’s evaluation of known requirements, aging of receivables, historical experience and the economic environment. While the Company believes it has appropriately considered known or expected outcomes, its customers’ ability to pay their obligations could be adversely affected by contraction in the economy or unexpected changes in ferrous metals or energy prices. Changes in these estimates of collectability could have a material impact on earnings.

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

     INSURANCE LIABILITIES — Insurance accruals were $51.7 million at March 31, 2003. The Company retains liability for workers’ compensation claims, auto and general liability, where permitted, for up to $1 million for any single occurrence and for property claims up to $2 million. Insurance claims liabilities have been accrued using actuarial principles and industry standard rates on an undiscounted basis. Third party administrators estimate the ultimate potential cost for individual claims. Actual development of individual claims could vary from the estimated amounts due to severity of injuries, the potential for damage awards and future changes in medical costs.

Impact of Recently Issued Accounting Standards

     In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Statement No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” Statement No. 146 is effective for the Company in January 2003. The Company’s adoption of Statement No. 146 on January 1, 2003 did not have a material effect on the Company’s Consolidated Condensed Financial Statements.

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, An Interpretation of FASB Statements Nos. 5, 57 and 107 and Rescission of FASB Interpretation No. 34” (“FIN 45”). FIN 45 clarifies the requirements of FASB Statement No. 5, “Accounting For Contingencies” relating to the guarantor’s accounting for, and disclosure of the issuance of certain types of guarantees. The disclosure provisions of the Interpretation are effective for financial statements of interim or annual reports that end after December 15, 2002, irrespective of the guarantor’s year-end. The Company’s adoption of FIN 45 did not have a material impact on the Company’s Consolidated Condensed Financial Statements.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires that unconsolidated variable interest entities be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity’s expected losses or residual benefits. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to existing variable interest entities in the periods beginning after June 15, 2003. The Company’s only variable interest entities were all created before January 31, 2003. As such, under FIN 46 the Company has until July 1, 2003 to adopt FIN 46 for its currently existing variable interest entities. As of March 31, 2003, the Company has yet to determine the impact that the adoption of FIN 46 will have on the Company’s Consolidated Condensed Financial Statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     The Company is exposed to financial risk resulting from volatility in foreign exchange rates, interest rates and commodity prices. The Company seeks to minimize these risks through its regular operating and financing activities. The Company did not enter into any derivative contracts in 2003 or 2002, but would consider the use of derivative financial instruments when deemed appropriate.

Foreign Currency Rate Risk

     The revenue and expenses of the Company’s Canadian and European subsidiaries are generally denominated using the local currency. The functional currency of these subsidiaries is the local currency and, therefore, foreign currency translation adjustments made on consolidation are reflected as a component of stockholders’ equity (deficit) as stated in the Company’s accounting policies. Changes in the foreign exchange rates compared to the United States dollar can have an effect on the Company’s revenue and profitability. The sensitivity of the net loss from continuing operations before tax to the changing foreign currency rates is not significant based on the 2003 operating results from foreign subsidiaries.

Interest Rate Risk

     Substantially all of the Company’s long-term debt bears interest at a fixed rate. Borrowings under the revolving operating facility bear interest at a floating rate based on the Wells Fargo Bank prime rate or LIBOR rate. At March 31, 2003, the Company had borrowings of $33.1 million under the revolving operating facility. In addition, letters of credit outstanding have been charged against the borrowing capacity under the revolving operating facility. The Company does not believe that its exposure to interest rate risk at March 31, 2003, was significant.

Commodity Price Risk

     Prices in the steel industry are established and adjusted monthly by the major steel producers. The price of ferrous scrap is a significant factor influencing the profitability of the Metals Services Group. The Company manages its commodity price risk by acquiring ferrous metal scrap as it is needed for its customers and by turning its inventory approximately every 30 days. While a 10% change in scrap prices could potentially impact the company’s inventory value by approximately $2 million, the Company employs a number of measures to anticipate and/or mitigate the effect of these price swings. These measures include regular scrap purchase price adjustments, frequent inventory turnover and forward selling initiatives.

Item 4. Controls and Procedures

     Based upon an evaluation within 90 days prior to the filing date of this report, the Company’s Chairman of the Board and Principal Executive Officer and Senior Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     Other than as reported in the Company’s Form 10-K for the year ended December 31, 2002, under the caption “Legal Proceedings,” or under Note 22 of the Notes to Consolidated Financial Statements therein, the Company is not currently a party to any material pending legal proceedings, other than routine matters incidental to the business, and no material developments have occurred in any proceedings described in such Form 10-K except as described in Note 17 to Consolidated Condensed Financial Statements herein.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters To a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Annual Report on Form 10-K filed April 15, 2003).

3.2	Amended By-Laws (incorporated by reference to Exhibit 3.2 to the registrant’s Annual Report on Form 10-K filed March 29, 2001).

4	Description of capital stock of the registrant (incorporated by reference to Exhibit 4 to the registrant’s Quarterly Report on Form 10-Q filed May 21, 2001).

10.1	Credit Agreement, dated as of March 31, 2000, between the registrant and various of its lenders, with Canadian Imperial Bank of Commerce acting as Administrative Agent (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed May 8, 2000).

10.2	Loan Agreement, dated as of March 31, 2000, between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and Administrative Agent (incorporated by reference to Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed May 8, 2000).

10.3	Registration Rights Agreement, dated as of March 31, 2000 between the registrant and certain securities holders (incorporated by reference to Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed May 8, 2000).

Exhibit
Number	Description

10.4	Philip Services Corporation Performance Unit Bonus Plan (incorporated by reference to Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q filed August 14, 2001).

10.5	Philip Services Corporation Stock Option Plan (incorporated by reference to Exhibit 99.7 to the registrant’s Current Report on Form 8-K filed May 8, 2000).

10.6	First amendment to Credit Agreement, dated as of March 8, 2001, between the registrant and various of its lenders, with Canadian Imperial Bank of Commerce acting as Administrative Agent (incorporated by reference to Exhibit 10.8 to the registrant’s Annual Report on Form 10-K filed March 29, 2001).

10.7	Second amendment to Credit Agreement, dated as of March 28, 2001, between the registrant and various of its lenders, with Canadian Imperial Bank of Commerce acting as Administrative Agent (incorporated by reference to Exhibit 10.9 to the registrant’s Annual Report on Form 10-K filed March 29, 2001).

10.8	Amendment Number One, dated March 28, 2001, to Loan Agreement between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and Administrative Agent (incorporated by reference to Exhibit 10.10 to the registrant’s Annual Report on Form 10-K filed March 29, 2001).

10.9	Indenture, dated as of April 7, 2000, relating to the registrant’s 6% Subordinated Notes due April 15, 2010 (incorporated by reference to Exhibit 10.11 to the registrant’s Quarterly Report on Form 10-Q filed May 21, 2001).

10.10	Indenture, dated as of April 7, 2000, relating to the registrant’s 3% Convertible Subordinated Notes due April 15, 2020 (incorporated by reference to Exhibit 10.12 to the registrant’s Quarterly Report on Form 10-Q filed May 21, 2001).

10.11	Third amendment to Credit Agreement, dated as of May 18, 2001, between the registrant and various of its lenders, with Canadian Imperial Bank of Commerce acting as Administrative Agent (incorporated by reference to Exhibit 10.13 to the registrant’s Quarterly Report on Form 10-Q filed May 21, 2001).

10.12	Amendment Number Two, dated May 18, 2001, to Loan Agreement between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and Administrative Agent (incorporated by reference to Exhibit 10.14 to the registrant’s Quarterly Report on Form 10-Q filed May 21, 2001).

10.13	Amended and Restated Philip Services Corporation Nonemployee Directors Restricted Stock Plan (incorporated by reference to the registrant’s Annual Report on Form 10-K filed April 15, 2003).

10.14	Philip Services Corporation Officers’ Stock-Based Bonus Plan (incorporated by reference to the registrant’s Definitive Proxy Statement on Schedule 14A filed March 29, 2001).

10.15	Fourth amendment to Credit Agreement, dated as of November 19, 2001, between the registrant and various of its lenders, with Canadian Imperial Bank of Commerce acting as Administrative Agent (incorporated by reference to Exhibit 10.17 to the registrant’s Quarterly Report on Form 10-Q filed November 19, 2001).

10.16	Amendment Number Three, dated November 19, 2001, to Loan Agreement between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and Administrative Agent (incorporated by reference to Exhibit 10.18 to the registrant’s Quarterly Report on Form 10-Q filed November 19, 2001).

Exhibit
Number	Description

10.17	Amendment Number Four, dated January 29, 2002, to Loan Agreement between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and Administrative Agent (incorporated by reference to Exhibit 10.17 to the registrant’s Annual Report on Form 10-K filed April 15, 2002).

10.18	Amendment Number Five, dated February 19, 2002, to Loan Agreement between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and Administrative Agent (incorporated by reference to Exhibit 10.18 to the registrant’s Annual Report on Form 10-K filed April 15, 2002).

10.19	Amendment Number Six, dated March 8, 2002, to Loan Agreement between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and Administrative Agent (incorporated by reference to Exhibit 10.19 to the registrant’s Annual Report on Form 10-K filed April 15, 2002).

10.20	Fifth amendment to Credit Agreement, dated as of April 12, 2002, between the registrant and various of its lenders, with Canadian Imperial Bank of Commerce acting as Administrative Agent (incorporated by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K filed April 15, 2002).

10.21	Amendment Number Seven, dated April 12, 2002, to Loan Agreement between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and Administrative Agent (incorporated by reference to Exhibit 10.21 to the registrant’s Annual Report on Form 10-K filed April 15, 2002).

10.22	Amended and Restated Registration Rights Agreement, dated as of April 12, 2002, between the registrant and certain securities holders (incorporated by reference to Exhibit 10.22 to the registrant’s Annual Report on Form 10-K filed April 15, 2002).

10.23	Employment Agreement with Michael W. Ramirez. (Incorporated by reference to Exhibit 10.23 to the registrant’s Quarterly Report on Form 10-Q filed August 14, 2002).

10.24	Amendment Number Eight, dated June 2002, to Loan Agreement between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and Administrative Agent. (Incorporated by reference to Exhibit 10.24 to the registrant’s Quarterly Report on Form 10-Q filed August 14, 2002).

10.25	Collateral Agency and Intercreditor Agreement, dated as of March 31, 2000, among the registrant, Foothill Capital Corporation, acting as Collateral Agents and Revolver Agent, and Canadian Imperial Bank of Commerce, acting as Secured PIK/Term Agent. (Incorporated by reference to Exhibit 10.25 to the registrant’s Quarterly Report on Form 10-Q filed August 14, 2002).

10.26	Amendment Number One to the Collateral Agency and Intercreditor Agreement, dated as of April 12, 2002 among the registrant, Foothill Capital Corporation, acting as Collateral Agents and Revolver Agent, and Canadian Imperial Bank of Commerce, acting as Secured PIK/Term Agent. (Incorporated by reference to Exhibit 10.26 to the registrant’s Quarterly Report on Form 10-Q filed August 14, 2002).

10.27	Philip Services Corporation (2002) Stock-Based Bonus Plan (incorporated by reference to Appendix 2 to the registrant’s Definitive Proxy Statement on Schedule 14A filed November 21, 2002).

Exhibit
Number	Description

10.28	Membership Interest and Asset Purchase Agreement dated as of March 2, 2003 among the registrant, PSC Industrial Outsourcing, Inc., Fluor Enterprises, Inc. and Plant Performance Services LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed March 13, 2003).

10.29	Amendment Number Nine to Loan Agreement, dated as of April 8, 2003 among the registrant and various of its lenders, with Foothill Capital Corporation acting as Arrangement Administrative Agent (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed April 10, 2003).

10.30	Employment Agreement, dated as of February 1, 2003, between the registrant and Robert J. Millstone (incorporated by reference to Exhibit 10.30 to the registrant’s Annual Report on Form 10-K filed April 15, 2003).

10.31	Sixth amendment to Credit Agreement, dated as of March 7, 2003, between the registrant and various of its lenders, with Canadian Imperial Bank of Commerce acting as Administrative Agent (incorporated by reference to Exhibit 10.30 to the registrant’s Annual Report on Form 10-K filed April 15, 2003).

99.1	Certification Pursuant to 18 U.S.C. Section 1350.

99.2	Certification Pursuant to 18 U.S.C. Section 1350.

(b)	Current Reports on Form 8-K.

The Company filed a Form 8-K dated March 13, 2003, announcing the divestiture of certain businesses comprising the bulk of the Project Services Division to Fluor.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 20, 2003

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

Date: May 20, 2003

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

Date: May 20, 2003

By:	/s/ MICHAEL W. RAMIREZ

Name: Michael W. Ramirez
Title: Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Annual Report on Form 10-K filed April 15, 2003).

3.2	Amended By-Laws (incorporated by reference to Exhibit 3.2 to the registrant’s Annual Report on Form 10-K filed March 29, 2001).

4	Description of capital stock of the registrant (incorporated by reference to Exhibit 4 to the registrant’s Quarterly Report on Form 10-Q filed May 21, 2001).

10.1	Credit Agreement, dated as of March 31, 2000, between the registrant and various of its lenders, with Canadian Imperial Bank of Commerce acting as Administrative Agent (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed May 8, 2000).

10.2	Loan Agreement, dated as of March 31, 2000, between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and Administrative Agent (incorporated by reference to Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed May 8, 2000).

10.3	Registration Rights Agreement, dated as of March 31, 2000 between the registrant and certain securities holders (incorporated by reference to Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed May 8, 2000).

10.4	Philip Services Corporation Performance Unit Bonus Plan (incorporated by reference to Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q filed August 14, 2001).

10.5	Philip Services Corporation Stock Option Plan (incorporated by reference to Exhibit 99.7 to the registrant’s Current Report on Form 8-K filed May 8, 2000).

10.6	First amendment to Credit Agreement, dated as of March 8, 2001, between the registrant and various of its lenders, with Canadian Imperial Bank of Commerce acting as Administrative Agent (incorporated by reference to Exhibit 10.8 to the registrant’s Annual Report on Form 10-K filed March 29, 2001).

10.7	Second amendment to Credit Agreement, dated as of March 28, 2001, between the registrant and various of its lenders, with Canadian Imperial Bank of Commerce acting as Administrative Agent (incorporated by reference to Exhibit 10.9 to the registrant’s Annual Report on Form 10-K filed March 29, 2001).

10.8	Amendment Number One, dated March 28, 2001, to Loan Agreement between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and Administrative Agent (incorporated by reference to Exhibit 10.10 to the registrant’s Annual Report on Form 10-K filed March 29, 2001).

10.9	Indenture, dated as of April 7, 2000, relating to the registrant’s 6% Subordinated Notes due April 15, 2010 (incorporated by reference to Exhibit 10.11 to the registrant’s Quarterly Report on Form 10-Q filed May 21, 2001).

10.10	Indenture, dated as of April 7, 2000, relating to the registrant’s 3% Convertible Subordinated Notes due April 15, 2020 (incorporated by reference to Exhibit 10.12 to the registrant’s Quarterly Report on Form 10-Q filed May 21, 2001).

Exhibit
Number	Description

10.11	Third amendment to Credit Agreement, dated as of May 18, 2001, between the registrant and various of its lenders, with Canadian Imperial Bank of Commerce acting as Administrative Agent (incorporated by reference to Exhibit 10.13 to the registrant’s Quarterly Report on Form 10-Q filed May 21, 2001).

10.12	Amendment Number Two, dated May 18, 2001, to Loan Agreement between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and Administrative Agent (incorporated by reference to Exhibit 10.14 to the registrant’s Quarterly Report on Form 10-Q filed May 21, 2001).

10.13	Amended and Restated Philip Services Corporation Nonemployee Directors Restricted Stock Plan (incorporated by reference to the registrant’s Annual Report on Form 10-K filed April 15, 2003).

10.14	Philip Services Corporation Officers’ Stock-Based Bonus Plan (incorporated by reference to the registrant’s Definitive Proxy Statement on Schedule 14A filed March 29, 2001).

10.15	Fourth amendment to Credit Agreement, dated as of November 19, 2001, between the registrant and various of its lenders, with Canadian Imperial Bank of Commerce acting as Administrative Agent (incorporated by reference to Exhibit 10.17 to the registrant’s Quarterly Report on Form 10-Q filed November 19, 2001).

10.16	Amendment Number Three, dated November 19, 2001, to Loan Agreement between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and Administrative Agent (incorporated by reference to Exhibit 10.18 to the registrant’s Quarterly Report on Form 10-Q filed November 19, 2001).

10.17	Amendment Number Four, dated January 29, 2002, to Loan Agreement between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and Administrative Agent (incorporated by reference to Exhibit 10.17 to the registrant’s Annual Report on Form 10-K filed April 15, 2002).

10.18	Amendment Number Five, dated February 19, 2002, to Loan Agreement between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and Administrative Agent (incorporated by reference to Exhibit 10.18 to the registrant’s Annual Report on Form 10-K filed April 15, 2002).

10.19	Amendment Number Six, dated March 8, 2002, to Loan Agreement between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and Administrative Agent (incorporated by reference to Exhibit 10.19 to the registrant’s Annual Report on Form 10-K filed April 15, 2002).

10.20	Fifth amendment to Credit Agreement, dated as of April 12, 2002, between the registrant and various of its lenders, with Canadian Imperial Bank of Commerce acting as Administrative Agent (incorporated by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K filed April 15, 2002).

10.21	Amendment Number Seven, dated April 12, 2002, to Loan Agreement between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and Administrative Agent (incorporated by reference to Exhibit 10.21 to the registrant’s Annual Report on Form 10-K filed April 15, 2002).

10.22	Amended and Restated Registration Rights Agreement, dated as of April 12, 2002, between the registrant and certain securities holders (incorporated by reference to Exhibit 10.22 to the registrant’s Annual Report on Form 10-K filed April 15, 2002).

Exhibit
Number	Description

10.23	Employment Agreement with Michael W. Ramirez. (Incorporated by reference to Exhibit 10.23 to the registrant’s Quarterly Report on Form 10-Q filed August 14, 2002).

10.24	Amendment Number Eight, dated June 2002, to Loan Agreement between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and Administrative Agent. (Incorporated by reference to Exhibit 10.24 to the registrant’s Quarterly Report on Form 10-Q filed August 14, 2002).

10.25	Collateral Agency and Intercreditor Agreement, dated as of March 31, 2000, among the registrant, Foothill Capital Corporation, acting as Collateral Agents and Revolver Agent, and Canadian Imperial Bank of Commerce, acting as Secured PIK/Term Agent. (Incorporated by reference to Exhibit 10.25 to the registrant’s Quarterly Report on Form 10-Q filed August 14, 2002).

10.26	Amendment Number One to the Collateral Agency and Intercreditor Agreement, dated as of April 12, 2002 among the registrant, Foothill Capital Corporation, acting as Collateral Agents and Revolver Agent, and Canadian Imperial Bank of Commerce, acting as Secured PIK/Term Agent. (Incorporated by reference to Exhibit 10.26 to the registrant’s Quarterly Report on Form 10-Q filed August 14, 2002).

10.27	Philip Services Corporation (2002) Stock-Based Bonus Plan (incorporated by reference to Appendix 2 to the registrant’s Definitive Proxy Statement on Schedule 14A filed November 21, 2002).

10.28	Membership Interest and Asset Purchase Agreement dated as of March 2, 2003 among the registrant, PSC Industrial Outsourcing, Inc., Fluor Enterprises, Inc. and Plant Performance Services LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed March 13, 2003).

10.29	Amendment Number Nine to Loan Agreement, dated as of April 8, 2003 among the registrant and various of its lenders, with Foothill Capital Corporation acting as Arrangement Administrative Agent (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed April 10, 2003).

10.30	Employment Agreement, dated as of February 1, 2003, between the registrant and Robert J. Millstone (incorporated by reference to Exhibit 10.30 to the registrant’s Annual Report on Form 10-K filed April 15, 2003).

10.31	Sixth amendment to Credit Agreement, dated as of March 7, 2003, between the registrant and various of its lenders, with Canadian Imperial Bank of Commerce acting as Administrative Agent (incorporated by reference to Exhibit 10.30 to the registrant’s Annual Report on Form 10-K filed April 15, 2003).

99.1	Certification Pursuant to 18 U.S.C. Section 1350.

99.2	Certification Pursuant to 18 U.S.C. Section 1350.