Form 10-Q
period 2003-09-30
PHILIP SERVICES CORP/DE
filed 2003-11-13
CIK 1095701

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

     The number of shares of common stock of the Registrant outstanding at November 11, 2003 was 27,909,342.

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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters To a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
Asset Purchase Agreement dated August 8, 2003
Certification of PEO pursuant to Rule 13a-14(a)
Certification of CFO pursuant to Rule 13a-14(a)
Certification of PEO pursuant to Section 906
Certification of CFO pursuant to Section 906
Investment Agreement
Order for Protection
Debtors' 2nd Amended Joint Plan of Reorganization
Joint Disclosure Statement of the Debtors

REPORT INDEX
TO FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this document, the words “anticipate,” “believe,” “estimate,” “expect”, “probable” and similar expressions and the negative of such expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Many factors could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements, including, among others, the effect of the Company’s proceedings under Chapter 11 of the Bankruptcy Code on its relations with customers, employees, suppliers, and lenders; the adequacy of funding for the Company’s operations; the Company’s ability to continue as a going concern; actions that may be filed by third parties in the United States Bankruptcy Court for the Southern District of Texas, including actions seeking to liquidate rather than reorganize the Company; the Company’s ability to obtain court approval with respect to motions in the bankruptcy case; the Company’s ability to develop and consummate a plan of reorganization with respect to the bankruptcy case; the risks discussed in Item 2., Management’s Discussion and Analysis of Financial Condition and Results of Operations and the risks discussed in Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002; and risks discussed from time to time in the Company’s other filings with the Securities and Exchange Commission and other regulatory authorities. Should one or more of these risks or uncertainties materialize, or should assumptions underlying the forward-looking statements prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. The Company does not assume any obligation to update these forward-looking statements.

PHILIP SERVICES CORPORATION

(DEBTOR-IN-POSSESSION AND SUBSIDIARIES)

CONSOLIDATED CONDENSED BALANCE SHEETS

(IN THOUSANDS)

	SEPTEMBER 30,	DECEMBER 31,
	2003	2002

	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents, including restricted cash of $18,560 and $1,525, respectively (Note 1)	$31,411	$10,998
Cash collateral receivable (Note 5)	33,138	—
Accounts receivable (net of allowance for doubtful accounts of $20,274 and $19,552, respectively) (Note 4)	155,265	206,050
Inventory for resale	31,439	38,402
Assets held for sale	4,733	21,385
Other current assets (Note 5)	57,969	55,225

Total current assets	313,955	332,060
Property, plant and equipment (Note 6)	201,748	211,203
Other assets (Note 7)	66,967	57,747

Total assets	$582,670	$601,010

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Post-petition current liabilities:
Bank overdraft	$8,942	$14,687
Accounts payable	28,727	74,301
Accrued liabilities (Note 8)	49,952	111,880
Current maturities of long-term debt	—	36,949
Pre-petition current liabilities – not subject to compromise (Note 9)	47,807	—
Pre-petition current liabilities – subject to compromise (Note 9)	480,737	—

Total current liabilities	616,165	237,817
Pre-petition long-term liabilities – not subject to compromise (Note 9)	52,784	—
Pre-petition long-term liabilities – subject to compromise (Note 9)	12,785	—
Long-term debt, less current portion (Note 10)	—	355,153
Deferred income taxes	—	4,175
Other liabilities (Note 11)	—	67,415
Commitments and contingencies (Note 18)	—	—
Stockholders’ deficit (Note 3)	(99,064)	(63,550)

Total liabilities and stockholders’ deficit	$582,670	$601,010

The accompanying notes are an integral part
of these consolidated condensed financial statements.

PHILIP SERVICES CORPORATION

(DEBTOR-IN-POSSESSION AND SUBSIDIARIES)

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	SEPTEMBER 30,	SEPTEMBER 30,
	2003	2002

Revenue	$220,848	$269,849
Operating expenses	190,554	231,027
Selling, general and administrative costs	22,352	21,308
Depreciation and amortization	9,004	9,469
Asset impairment and other unusual costs (Note 13)	—	1,269

Income (loss) from operations	(1,062)	6,776
Interest expense (Note 1)	3,709	14,134
Other income, net	794	2,371
Reorganization expenses (Note 1)	9,583	—

Loss from continuing operations before income taxes	(13,560)	(4,987)
Provision for income taxes	581	632

Loss from continuing operations	(14,141)	(5,619)
Income (loss) from discontinued operations, net of taxes	690	(7,841)

Net loss	$(13,451)	$(13,460)

Basic and diluted income (loss) per common share
Continuing operations	$(.50)	$(.20)
Discontinued operations	.02	(.28)

Net loss	$(.48)	$(.48)

Basic and diluted common shares outstanding	27,909	27,866

The accompanying notes are an integral part
of these consolidated condensed financial statements.

PHILIP SERVICES CORPORATION

(DEBTOR-IN-POSSESSION AND SUBSIDIARIES)

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	NINE MONTHS	NINE MONTHS
	ENDED	ENDED
	SEPTEMBER 30,	SEPTEMBER 30,
	2003	2002

Revenue	$754,500	$780,806
Operating expenses	653,482	653,796
Selling, general and administrative costs	62,638	74,363
Depreciation and amortization	26,803	28,306
Asset impairment and other unusual costs (Note 13)	—	8,683

Income from operations	11,577	15,658
Interest expense (Note 1)	26,788	37,435
Other income, net	2,925	1,989
Reorganization expenses (Note 1)	13,214	—

Loss from continuing operations before income taxes	(25,500)	(19,788)
Provision for income taxes	438	1,550

Loss from continuing operations	(25,938)	(21,338)
Loss from discontinued operations, net of taxes	(17,278)	(7,121)

Net loss	$(43,216)	$(28,459)
Basic and diluted loss per common share
Continuing operations	$(.93)	$(.80)
Discontinued operations	(.62)	(.27)

Net loss	$(1.55)	$(1.07)

Basic and diluted common shares outstanding	27,901	26,537

The accompanying notes are an integral part
of these consolidated condensed financial statements.

PHILIP SERVICES CORPORATION

(DEBTOR-IN-POSSESSION AND SUBSIDIARIES)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)
(UNAUDITED)

	NINE MONTHS	NINE MONTHS
	ENDED	ENDED
	SEPTEMBER 30,	SEPTEMBER 30,
	2003	2002

OPERATING ACTIVITIES:
Loss from continuing operations	$(25,938)	$(21,338)
Items included in loss not affecting cash:
Depreciation and amortization	26,803	28,306
Accrued but unpaid interest	8,578	13,070
Deferred income taxes	(3,179)	(931)
Net gain on sale of assets	(113)	(1,827)
Non-cash other costs	42	5

Cash flow before changes in assets and liabilities	6,193	17,285
Changes in assets and liabilities (Note 12)	11,730	(1,035)

Cash provided by continuing operating activities	17,923	16,250
Cash used in discontinued operating activities	(29,175)	(2,926)

Cash provided by (used in) operating activities	(11,252)	13,324

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(15,476)	(18,729)
Proceeds from sale of assets	4,385	8,461

Cash used in continuing investing activities	(11,091)	(10,268)

Cash provided by investing activities of discontinued operations	28,719	—

Cash provided by (used in) investing activities	17,628	(10,268)

FINANCING ACTIVITIES:
Proceeds from short and long-term debt	17,696	9,658
Principal payments on short and long-term debt	(3,659)	(2,369)

Cash provided by financing activities	14,037	7,289

Net change in cash for the period	20,413	10,345

Cash and equivalents, beginning of period	10,998	9,201

Cash and equivalents, end of period	$31,411	$19,546

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

Organization and Voluntary Reorganization under Chapter 11

     These Consolidated Condensed Financial Statements contain information relating to Philip Services Corporation (“PSC”), a Delaware corporation, and its subsidiaries (collectively, the “Company”), which has been prepared by management. The Company is an industrial services and metals services company that provides industrial outsourcing, environmental services and metals services to major industry sectors throughout North America. On June 2, 2003 (the “Petition Date”), PSC and substantially all of its U.S.-domiciled subsidiaries (collectively, the “Debtor”), which collectively possessed approximately 78% of the consolidated assets and generated approximately 89% of the consolidated revenues of the Company as of and for the nine months ended September 30, 2003, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”), in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Debtor is currently operating its businesses as debtor-in-possession in accordance with applicable provisions of the Bankruptcy Code and is subject to the jurisdiction of the Bankruptcy Court while a plan of reorganization is pursued. A plan of reorganization sets forth the means for satisfying claims against and interests in a debtor, including the liabilities subject to compromise (See Note 9 of Notes to Consolidated Condensed Financial Statements). Many pre-petition liabilities are subject to settlement or compromise under such a plan of reorganization. The bankruptcy cases are being jointly administered by the Bankruptcy Court under the case number 03-37718-H2-11 (the “Chapter 11 Case”).

     Subsequent to the Petition Date, on September 19, 2003, PSC and certain U.S.-domiciled subsidiaries and all wholly owned Canadian subsidiaries (collectively, the “Canadian Applicants”) initiated proceedings (the “Canadian Proceedings”) under the Canadian Companies’ Creditors Arrangement Act with the Superior Court of Justice in the Province of Ontario (the “Canadian Court”). The Canadian Proceedings have the effect of recognizing the Chapter 11 Case in Canada and effectively staying, in Canada, most legal actions and proceedings against the Canadian Applicants.

     The filing of the voluntary petitions under Chapter 11 constituted a default on substantially all debt and lease obligations of the Debtor. The filing of the bankruptcy petitions automatically stayed most legal actions against the Debtor, including actions to collect pre-petition indebtedness or to exercise control over the property in the Debtor’s estate. Proceedings against PSC’s other subsidiaries that have not filed bankruptcy petitions are not stayed. The Debtor is generally paying merchants and vendors for goods furnished and services provided after the Petition Date. Additionally, under the Bankruptcy Code, the Debtor is permitted in the course of the Chapter 11 Case to reject certain pre-petition executory contracts and unexpired leases. Certain pre-petition liabilities of the Debtor, including, among other things, certain accrued environmental costs, certain insurance claims, deferred taxes, certain accrued asset retirement obligations and certain other accrued liabilities may not be subject to compromise in the Chapter 11 Case. In addition, liabilities of the Company’s subsidiaries that are not subject to the Chapter 11 Case cannot be compromised under the Chapter 11 Case. The assets and liabilities of the wholly-owned Canadian subsidiaries are addressed in the Canadian Proceedings.

     The desired outcome of a case under Chapter 11 of the Bankruptcy Code is the confirmation of a plan of reorganization for the debtor by the bankruptcy court. The Company entered into, and has filed with the Bankruptcy Court, an investment agreement (as amended, the “Investment Agreement”) that establishes a proposed basis for a plan of reorganization and provides for the Debtor’s emergence from bankruptcy. The Investment Agreement is with High River Limited Partnership (“High River”), an affiliate of Icahn Associates Corp. (“Icahn Associates”). Icahn Associates is controlled by Carl C. Icahn who, together with his affiliates, is the Company’s largest stockholder and largest debtholder as of September 30, 2003. The Investment Agreement and the plan of reorganization (the “High River Plan”) were approved for submission to certain classes of impaired creditors by the Bankruptcy Court on September 10, 2003. The disclosure statement, which describes the High River Plan for voting classes, was approved by the Bankruptcy Court on October 27, 2003 and balloting has begun. Ballots must be submitted by November 19, 2003. There can be no assurance that the High River Plan will be confirmed by the Bankruptcy Court, or whether an alternative plan will emerge, or that any such plan will be implemented successfully. A confirmation hearing before the Bankruptcy Court is scheduled to begin on November 24, 2003. Certain approvals of the Canadian Court will also be required for the Debtor to implement the High River Plan.

Confirmation of the High River Plan will depend not only on the outcome of the balloting, but on the Court’s determination with respect to objections to confirmation that may be voiced by other interested parties, including, but not limited to, state and federal environmental regulators, at the hearing.

     If the plan of reorganization is confirmed, High River will provide a post-emergence operating facility and will emerge, together with other affiliates of Icahn Associates, as the holder of a substantial majority of the common stock of the reorganized Company.

     Under the proposed High River Plan, High River would pay $20,000 for 20% of the capital stock of the reorganized Company and receive an additional 5% of the stock as a commitment fee on the $150,000 exit loan facility that High River would provide. A substantial part of the balance of the common stock would be distributed to lenders under the Company’s term facility (see Note 10(a) of Notes to Consolidated Condensed Financial Statements) who elect to take stock. These lenders may also participate in the initial stock purchase on certain terms if they so choose. If such lenders do not elect to take stock, they would receive junior secured subordinated notes of the Company. Since affiliates of Icahn Associates are the largest debtholders under the term facility, it is probable that, when combined with the 25% described above, affiliates of Icahn Associates would hold significantly more than 50% of the common stock of the reorganized Company. It is not expected that current holders of the common stock of the Company would receive any distribution in respect of their existing common stock or receive any shares of capital stock in the reorganized Company under the High River Plan, any competing plan or any asset sale scenario.

     The foregoing is not intended to be a description of the entire High River Plan, nor does it describe how various classes of claims would be handled. Interested persons are strongly advised to obtain and read (i) the disclosure statement, (ii) the High River Plan and (iii) the Investment Agreement, which are available on the Company’s website (www.contactpsc.com) or, for a small fee, from the Bankruptcy Court website (www.txsb.uscourts.gov). These documents are also filed as exhibits to this Quarterly Report on Form 10-Q.

Debtor-in-Possession Financing

     Prior to the Petition Date, the Company financed its activities in part through borrowings under its revolving operating facility (see Note 10(c) of Notes to Consolidated Condensed Financial Statements). The bankruptcy constituted a default under the revolving operating facility, which also matured by its terms on June 2, 2003, the Petition Date, and borrowings are no longer available thereunder. With the approval of Wells Fargo-Foothill, Inc. (“Wells Fargo-Foothill”), the agent under the revolving operating facility, and the Bankruptcy Court, the Debtor has financed its activities since the Petition Date by using a portion of the cash collateral held by Wells Fargo-Foothill and cash subsequently provided in connection with the conduct of the Company’s business (collectively, the “cash collateral”). The subsequently provided cash is shown as cash collateral receivable on these Consolidated Condensed Financial Statements. Wells Fargo-Foothill held on September 30, 2003, approximately $18,560 in cash as collateral security for the Company’s obligations under the revolving operating facility, which is shown as restricted cash on these Consolidated Condensed Financial Statements. See Note 5 of Notes to Consolidated Condensed Financial Statements.

     On August 4, 2003, the Company also obtained a debtor-in-possession financing facility (“DIP Facility”) as part of the Investment Agreement. The facility was initially for $25,000, which became $35,000 on September 10, 2003 when the High River Plan was approved as the proposed plan of reorganization for submission to certain classes of impaired creditors. DIP Facility loans are advanced as a non-revolving line of credit and only as the cash collateral is exhausted or utilized for certain other purposes. The DIP Facility availability continues until the earlier of December 31, 2003 or the consummation of a plan of reorganization.

     Loans under the DIP Facility bear interest at a rate equal to the base rate under the revolving operating facility (which is based on the Wells Fargo Bank “prime rate”) plus 2.5%. There is a fee equal to 0.5% per annum on the unused portion of the committed DIP Facility, which is payable at maturity or acceleration of the loans under the DIP Facility. A fee of $700 was paid to the Icahn Associates affiliate providing the DIP Facility at closing of the first loan and a fee of $100 was paid to Wells Fargo-Foothill, which acts as agent, at closing. Other fees to Wells Fargo-Foothill continue as they were under the revolving operating agreement. Amounts outstanding under the DIP Facility are entitled to a priority over all claims other than (i) super-priority administrative claims (as yet undetermined); and (ii) amounts outstanding under the revolving operating agreement. See Note 9 of Notes to Consolidated Condensed Financial Statements.

     The foregoing is an abbreviated summary of a complex financing facility, the Chapter 11 Case, and the Canadian Proceedings and does not describe the treatment of claims under the High River Plan or other aspects of the plan which may prove material. Interested parties are strongly cautioned not to rely on the foregoing, but rather to examine documents described above. In addition, the DIP Facility documentation is included as an exhibit to the Bankruptcy Court Order issued on August 4, 2003, which is filed as Exhibit 99.1 to this Quarterly Report on Form 10-Q.

Basis of Presentation and Ability to Continue Operations

     The Consolidated Condensed Financial Statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). As permitted under such regulations, certain information and footnote disclosures normally included in complete annual financial statements have been condensed or omitted. The Company believes that the presentation and disclosures herein are adequate to make the information not misleading, in any material respect, and the financial statements reflect all elimination entries and normal adjustments that are necessary for a fair statement of the Company’s results for the nine months ended September 30, 2003. There have been no significant changes in the accounting policies of the Company during the periods presented, except as identified in this Note under the caption “New Accounting Treatment”. See Note 2 of Notes to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, for a description of other accounting policies of the Company.

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

     These Consolidated Condensed Financial Statements have been prepared on a “going concern” basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of operations. The appropriateness of the “going concern” assumption is dependent upon, among other things, the successful completion of a plan of reorganization confirmed by the Bankruptcy Court, future profitable operations and the ability to generate sufficient cash from operations and obtain financing arrangements to meet obligations. If the “going concern” basis were not appropriate for these Consolidated Condensed Financial Statements, significant adjustments would need to be made to the carrying value of the assets and liabilities, the reported revenue and expenses and the balance sheet classifications used.

     If the Debtor successfully completes reorganization, the Company may be required to adopt “fresh start” accounting based on the outcome of the plan of reorganization. This accounting would require that assets and liabilities be recorded at fair value, based on values determined in connection with the reorganization. Certain reported asset and liability balances do not yet give effect to the adjustments that may result from the adoption of “fresh-start” accounting and, as a result, would change materially.

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

     In addition, as a result of the Chapter 11 Case, the realization of assets and satisfaction of liabilities, without substantial adjustments and/or changes in ownership, are subject to uncertainty. While operating as debtor-in-possession under the protection of Chapter 11 of the Bankruptcy Code and subject to approval of the Bankruptcy Court or otherwise as permitted in the ordinary course of business, the Debtor may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in these Consolidated Condensed Financial Statements. Further, a plan of reorganization could materially change the amounts and classifications in the historical Consolidated Financial Statements.

     Pursuant to the Bankruptcy Code, the Debtor must file schedules with the Bankruptcy Court setting forth the assets and liabilities of the Debtor as of the Petition Date. Differences between amounts recorded by the Debtor and claims filed by creditors will be investigated and resolved as part of the Chapter 11 Case. The deadline for filing proofs of claims with the Bankruptcy Court was September 23, 2003, except for governmental claims for which the deadline is December 1, 2003. An interim administrative bar date of November 14, 2003 has been set for administrative claims incurred through September 30, 2003. In certain cases, the period in which creditors may file proofs of claims may be extended with the express approval of the Bankruptcy Court. Accordingly, the ultimate number and allowed amounts of such claims are not currently known. There will be a separate process under the Canadian Proceedings for claims against Canadian subsidiaries.

     The Company incurred $9,583 and $13,214 of reorganization expenses associated with the Debtor’s bankruptcy filing during the three- and nine-month periods ended September 30, 2003, respectively. These reorganization expenses were principally legal and other professional fees.

     Reported interest expense as shown on the Consolidated Condensed Statements of Earnings was $3,709 and $26,788 for the three- and nine-month periods ended September 30, 2003, respectively. Reported interest expense was calculated using the provisions of SOP 90-7 and differs from stated contractual interest expense which would have been $12,106 and $37,935 for the three- and nine-month periods ended September 30, 2003, respectively.

Reclassification

     Certain reclassifications of prior periods’ data have been made to conform with the current period reporting.

(2)	Discontinued Operations (in thousands)

     For the three months ended September 30, 2003 and 2002, the Company recognized income (loss) on discontinued operations of $690 and $(7,841), respectively, and for the nine months ended September 30, 2003 and 2002 the Company recognized a loss on discontinued operations of $17,278 and $7,121, respectively. The before-tax loss on discontinued operations comprises the following:

•	In January 2003, certain assets of the Company’s Canadian Ferrous Division were sold for proceeds of $6,135, of which $2,000 was in the form of a deferred payment obligation. A gain on the divesture was recorded in the amount of $819. As such, the Company recorded the results of operations of the Canadian Ferrous Division as discontinued on the Consolidated Condensed Statements of Earnings and recorded the remaining assets of the Division as “held for sale” on the September 30, 2003 Consolidated Condensed Balance Sheet. The Company’s Canadian Ferrous Division generated revenue of approximately $17 and $10,655 and before-tax income from discontinued operations of $147 and $487 in the three months ended September 30, 2003 and 2002, respectively, and generated revenue of approximately $5,655 and $30,909 and before-tax income (loss) from discontinued operations, including the aforementioned gain recorded in the first quarter of 2003 on the sale of certain of the Division’s assets, of ($4,078) and $1,248 in the nine months ended September 30, 2003 and 2002, respectively.

•	On March 2, 2003, the bulk of the businesses of the Company’s Project Services Division were sold to Fluor Enterprises, Inc. (“Fluor”) for proceeds of $21,200, of which $4,000 was in the form of a deferred payment obligation that requires $2,000 be paid to the Company on March 2, 2004 and the remaining $2,000 be paid to the Company on March 2, 2005. The working capital of these businesses of approximately $43,000 was retained by PSC. As a result of the sale, assets with a net book value of $9,416 were transferred to Fluor generating a $8,166 gain on the divestiture, net of transaction and other costs. The Company has recorded the results of operations for these businesses as discontinued on the Consolidated Condensed Statements of Earnings for the three-month and nine-month periods ended September 30, 2003 and 2002. The businesses divested to Fluor generated revenue of approximately $0 and $31,327, and before-tax loss from discontinued operations of $0 and $8,055 in the three months ended September 30, 2003 and 2002, respectively, and generated revenue of approximately $55,896 and $202,928, and before-tax income (loss) from discontinued operations, including the aforementioned gain recorded in the first quarter of 2003 on the sale of the Division’s assets, of $3,166 and ($2,879) in the nine months ended September 30, 2003 and 2002, respectively.

•	On August 31, 2003, the Company sold the majority of the remaining businesses of the Company’s Project Services Division, specifically operations that perform refractory and union mechanical and turnaround services to Nooter Construction Company (“Nooter”) for proceeds of $5,100, of which $3,721 cash was received. The remainder consists of holdbacks and other settlements. As a result of the sale, assets with a net book value of $1,597 were transferred to Nooter generating a $2,666 gain on the divestiture, net of transaction and other costs. The Company recorded the results of these operations as discontinued operations on the Consolidated Condensed Statements of Earnings for the three-month and nine-month periods ended September 30, 2003 and 2002, respectively. These businesses generated revenue of approximately $5,081 and $19,729, and before-tax income (loss) from discontinued operations, including the aforementioned gain recorded in September 2003 on sale of the divested assets, of $543 and ($273) in the three months ended September 30, 2003 and 2002, respectively, and generated revenue of approximately $36,602 and $51,211, and before-tax loss from discontinued operations of $20,270 and $1,435 in the nine months ended September 30, 2003 and 2002, respectively.

•	The impairment of assets ultimately sold during the 2002 fiscal year related to the Company’s Demolition and Decommissioning business generated revenues of $0 and a before tax loss of $0 in the three months ended September 30, 2002 and revenues of $3,107 and before-tax loss of $6,913 in the nine months ended September 30, 2002.

•	The sale of certain assets during the nine months ended September 30, 2002, with a net book value of $2,930 generated a gain of $2,341. These assets generated revenues of $464 and operating income of $203 in the nine months ended September 30, 2002.

•	A charge of $1,300 for the impairment of assets held for sale was recorded during the nine months ended September 30, 2002. The net book value of the assets was $1,970 after impairment. These assets were ultimately sold during the nine months ended September 30, 2003, generating a loss on sale of $370.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2003	2002	2003	2002

Revenue	$5,098	$61,711	$98,153	$288,619
Income (loss) before income taxes	690	(7,841)	(18,886)	(8,735)
Income taxes (benefit)	—	—	(1,608)	(1,614)

Net income (loss)	$690	$(7,841)	$(17,278)	$(7,121)

(3)	Stockholders’ Deficit, Common Stock and Stock-based Compensation Plans (in thousands except share and per share amounts)

Stockholders’ Deficit and Common Stock

	SEPTEMBER 30,	DECEMBER 31,
	2003	2002

Share capital	$122,848	$122,805
Accumulated deficit	(226,057)	(182,841)
Cumulative foreign currency translation gain (loss)	4,145	(3,514)

	$(99,064)	$(63,550)

     The Company’s share capital comprised 27,909,342 shares of common stock at September 30, 2003.

Stock-based compensation

     The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Statement No. 25 “Accounting for Stock Issued to Employees,” (“APB No. 25”) and complies with the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock Based Compensation, Transition and Disclosure”. Under APB No. 25, compensation cost, if any, is recognized over the respective vesting period based on the difference on the date of grant between the fair value of the Company’s common stock and the grant price. The Company accounts for stock-based awards to non-employees in accordance with SFAS No. 148, SFAS No. 123 and EITF 96-18. An expense is recognized for common stock or stock options issued for services rendered by non-employees based on the estimated fair value of the security exchanged.

     SFAS No. 148 defines a fair-value-based method of accounting for employee stock options. Under this fair-value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the exercise period. However, SFAS No. 148, acting as an update to SFAS No. 123, allows an entity to continue to measure compensation cost in accordance with APB No. 25. The Company has elected to measure compensation costs related to stock options in accordance with APB No. 25 and recognizes no compensation expense for stock options granted at or above the grant date stock price. Accordingly, the Company has adopted the disclosure only provisions of SFAS No. 148.

     The Company has four stock-based compensation plans and one special stock option allotment as described further in Note 17 of Notes to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. If compensation costs were measured using the fair value of the Company’s stock options on the date of grant, in accordance with SFAS No. 148, the Company would have recognized compensation costs for the three and nine months ended September 30, 2003 and 2002 in the manner exhibited in the below table.

	NINE MONTHS	NINE MONTHS	THREE MONTHS	THREE MONTHS
	ENDED	ENDED	ENDED	ENDED
	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,
	2003	2002	2003	2002

Net loss as reported	$(43,216)	$(28,459)	$(13,451)	$(13,460)
Compensation expense recorded, net of taxes	(42)	(117)	(15)	(21)
Additional compensation expense under FAS 123	535	609	144	148

Pro forma net loss	$(43,709)	$(28,951)	$(13,580)	$(13,587)

Basic and diluted common shares outstanding	27,901,081	26,536,763	27,909,342	27,865,779

Basic and diluted earnings per share, as reported	$(1.55)	$(1.07)	$(.48)	$(.48)

Basic and diluted earnings per share, pro forma	$(1.57)	$(1.09)	$(.49)	$(.49)

     The compensation costs shown in the above table were calculated using the Black-Scholes option valuation model. The weighted average fair value of options granted during the nine-month period ended September 30, 2003, was $0.01. Such valuation uses the following assumptions: (i) risk free interest rate of 2.78%, (ii) expected volatility of 1.00, (iii) expected option life of approximately 5 years and (iv) no annualized dividend yield. There were no options granted during the nine-month period ended September 30, 2003, thus the additional compensation expense for this period shown in the above table relates only to compensation cost recognized over the option exercise periods related to previously granted awards.

     The Company had reserved 1,000,000 shares of common stock for issuance under its 2001 Officers’ Stock-Based Bonus Plan (“Officers’ Plan”). The Officers’ Plan was replaced on December 19, 2002 by the Philip Services Corporation (2002) Stock-Based Bonus Plan and no further awards will be made under the Officers’ Plan. Under the Officers’ Plan, awards of restricted common stock, options to purchase shares of common stock, stock appreciation rights and/or phantom stock rights could be granted. Participation in the Officers’ Plan was limited to officers of the Company and its subsidiaries. Generally the awards vested evenly over a four-year period from the date of grant. As of September 30, 2003, 252,609 shares of restricted stock had been granted. Of these, 205,219 shares have been forfeited as of September 30, 2003, resulting in a net restricted stock issuance of 47,390 shares as of September 30, 2003.

     Under its 2001 Non-Employee Directors Restricted Stock Plan (“Directors Plan”), the Company has reserved 400,000 shares of common stock for issuance. Under the Directors Plan, shares of restricted common stock with a market value of $2.5 will be granted on the first business day of each fiscal quarter during the term of the Directors Plan to each non-employee director. One-quarter of the shares granted as of each grant date will vest on each of the first four anniversaries of such grant date except with respect to the initial grant of shares. As of September 30, 2003, 157,544 shares of restricted stock had been granted under the Directors Plan. In 2002, because of the low stock price, the Board of Directors of the Company (the “Board”) elected to impose a deemed value of fifty cents per share on the restricted shares granted under the restricted stock plans. Accordingly, each of the restricted stock grants by the Company since October 2002 has had a market value of less than $2.5. As of July 1, 2003 the Board elected to cease paying a portion of the annual retainer in restricted stock and now receives the entire annual retainer in quarterly installments in cash.

	SEPTEMBER 30, 2003

	Officers’ Plan	Directors Plan

Shares of restricted stock issued	47,390	157,544
Shares of restricted stock vested	30,652	40,610
Fair value at issuance	$163	$175

     The Company has not granted any restricted stock, options or other stock awards to any of its directors or executive officers since the Petition Date.

(4)	Accounts Receivable (in thousands)

	SEPTEMBER 30,	DECEMBER 31,
	2003	2002

Billed trade receivables	$158,029	$204,364
Accrued revenue not yet billed	17,510	21,238

Total accounts receivable	175,539	225,602
Allowance for doubtful accounts	(20,274)	(19,552)

Net accounts receivable	$155,265	$206,050

(5)	Cash Collateral Receivable and Other Current Assets (in thousands)

	SEPTEMBER 30,	DECEMBER 31,
	2003	2002

Cash Collateral Receivable:
Cash collateral receivable (a)	$33,138	$—

Other Current Assets:
Costs and estimated earnings in excess of billings	$17,825	$16,032
Non-trade receivables	11,880	18,142
Consumable supplies	8,728	9,230
Other	19,536	11,821

	$57,969	$55,225

(a)	The $33,138 cash collateral receivable comprises cash provided in connection with the conduct of the Company’s business between the Petition Date and September 30, 2003, which is held by Wells Fargo-Foothill and available to the Company pursuant to its cash collateral arrangement with Wells Fargo-Foothill. Such amount excludes the approximately $18,560 in cash held by Wells Fargo-Foothill as collateral security for the Company’s obligations under the revolving operating facility, which is shown as restricted cash on these Consolidated Condensed Financial Statements. Access to all foregoing cash collateral is only available to the Company under the conditions provided in the cash collateral arrangement.

(6)	Property, Plant and Equipment (in thousands)

	SEPTEMBER 30, 2003			DECEMBER 31, 2002

		ACCUMULATED	NET BOOK		ACCUMULATED	NET BOOK
	COST	DEPRECIATION	VALUE	COST	DEPRECIATION	VALUE

Land	$39,928	$—	$39,928	$34,619	$—	$34,619
Landfill sites	20,433	(11,250)	9,183	14,919	(8,953)	5,966
Buildings	63,342	(18,165)	45,177	56,475	(13,226)	43,249
Equipment	194,431	(95,002)	99,429	194,655	(78,245)	116,410
Assets under development	8,031	—	8,031	10,959	—	10,959

	$326,165	$(124,417)	$201,748	$311,627	$(100,424)	$211,203

(7)	Other Assets (in thousands)

	SEPTEMBER 30,	DECEMBER 31,
	2003	2002

Restricted investments (a)	$42,729	$40,149
Other	24,238	17,598

	$66,967	$57,747

(a)	The majority of the Company’s restricted investments are controlled by the Company’s wholly owned insurance subsidiary and totaled approximately $42,484 and $39,904 at September 30, 2003, and December 31, 2002, respectively. The insurance subsidiary’s restricted investments have been pledged as security for the Company’s insurance liabilities. The restricted investments are held primarily in US and foreign government and commercial debt instruments rated AA or better by Moody’s and Standard & Poors. At September 30, 2003, restricted investments controlled by the Company’s wholly owned insurance subsidiary comprise $30,462 of cash and cash equivalents and $12,022 in bonds with maturities from April 2003 through December 2007. At December 31, 2002, restricted investments controlled by the Company’s wholly owned insurance subsidiary comprise $29,855 of cash and cash equivalents and $10,049 in bonds with maturities from January 2003 through December 2007.

(8)	Accrued Liabilities (in thousands)

Accrued liabilities, which are not subject to compromise in the Chapter 11 Case, consist of the following:

	SEPTEMBER 30,	DECEMBER 31,
	2003	2002

Insurance claims outstanding (a)	$24,500	$49,633
Accrued employee compensation and benefit costs	7,940	19,008
Accrued purchases	2,864	4,299
Accrued interest	2,797	4,630
Accrued property and commodity taxes	4,119	2,690
Accrued waste material disposal costs	2,854	2,934
Billings in excess of costs and estimated earnings	420	4,627
Accrued other	4,451	11,320
Accrued closure costs (b)	—	7,538
Accrued environmental costs	—	4,581
Income taxes payable	7	620

	$49,952	$111,880

(a)	The Company determines its insurance claims liability using actuarial principles on an undiscounted basis. The Company retains liability for (i) workers’ compensation claims of up to $1,000 for any one occurrence; (ii) auto and general liability claims of up to $1,000 for any one occurrence; and (iii) certain property claims of up to $2,000 for any one occurrence. To the extent that any insurance carrier is unable to meet its obligations under existing insurance policies, the Company could be liable for the defaulted amount. From time to time, other retention amounts apply because claims arise under policies of subsidiary, acquired or predecessor companies.

Various insurance policies prior to June 1999, including workers’ compensation policies, were placed by Philip Services Corp., an Ontario corporation and PSC’s predecessor corporation, with Reliance Insurance Company and/or its former subsidiary companies (“Reliance Insurance”). On October 3, 2001, the Insurance Commissioner of Pennsylvania placed Reliance Insurance into liquidation. State guaranty associations have been ordered to assume the insured obligations of Reliance Insurance, subject to statutory limitations. Until such plans are finalized by the various state associations, there is a risk that the Company could be liable for some portion of the Company’s claims that are contractually covered by Reliance. Cash and letters of credit on deposit with Reliance Insurance are specifically dedicated to the Company’s retained liability up to $500 per occurrence and should not be pooled or otherwise used to settle Reliance Insurance liabilities. The Company has recorded a reserve to reflect the potential exposure pending further clarification of the liabilities by the courts. The reserve balance was $3,700 at September 30, 2003 and December 31, 2002.

(b)	Accrued closure costs related to severance, lease and other pre-bankruptcy restructuring costs are as follows:

	BALANCE AT				BALANCE AT
	DECEMBER 31,				SEPTEMBER 30,
	2002	ADDITIONS	SPENDING	ADJUSTMENTS	2003

Severance	$980	$67	$(480)	$(567)	$—
Other exit costs	6,558	89	(1,921)	(4,726)	—

	$7,538	$156	$(2,401)	$(5,293)	$—

	BALANCE AT				BALANCE AT
	DECEMBER 31,				DECEMBER 31,
	2001	ADDITIONS	SPENDING	ADJUSTMENTS	2002

Severance	$910	$2,552	$(1,845)	$(637)	$980
Other exit costs	5,245	4,432	(3,379)	260	6,558

	$6,155	$6,984	$(5,224)	$(377)	$7,538

     Additions and adjustments to accrued closure costs in 2002 have been recorded as Asset Impairment and Other Unusual Costs in the Consolidated Condensed Statements of Earnings (see Note 13). Adjustments to accrued closure costs in 2003 represent reclassifications to current liabilities – subject to compromise.

(9)	Pre-Petition Liabilities (in thousands)

     Under Section 362 of the Bankruptcy Code, the filing of the voluntary petitions in the Chapter 11 Case automatically stayed most legal actions against the Debtor, including most actions to collect pre-petition indebtedness or to exercise control over the property in the Debtor’s estate. The initial order obtained in the Canadian Proceedings had a substantially similar effect in Canada, and effectively stayed, in Canada, most legal actions and proceedings against the Canadian Applicants. Proceedings against the Company’s subsidiaries that have not filed bankruptcy petitions are not stayed. Absent an order of the Bankruptcy Court, many pre-petition liabilities of the Debtor are subject to compromise under the plan of reorganization. However, certain pre-petition liabilities of the Debtor, including, among other things, certain accrued environmental costs, certain insurance claims, deferred taxes, certain accrued asset retirement obligations and certain other accrued liabilities may not be subject to compromise in the Chapter 11 Case. There will be a separate process under the Canadian Proceedings for claims against Canadian subsidiaries. Liabilities of the Company’s other subsidiaries that have not filed bankruptcy petitions are not subject to compromise under the Chapter 11 Case or the Canadian Proceedings.

Current liabilities — not subject to compromise

     On a consolidated basis, recorded pre-petition liabilities that management believes may not be subject to compromise under the Chapter 11 Case as of September 30, 2003, totaled $47,807 including $22,929 of insurance claims outstanding (see Note 8(a) for additional information on insurance claim reserves), $6,289 of current accrued environmental costs, $3,800 of Bankruptcy Court approved critical vendor payments, $1,786 of property and commodity taxes, $2,608 of accrued interest, $648 of income taxes payable and $9,747 of other accrued liabilities.

Current liabilities — subject to compromise

     The principal categories of claims classified as liabilities subject to compromise under reorganization proceedings are identified below. All amounts below may be subject to future adjustment depending on the Chapter 11 Case, further developments with respect to disputed claims or other events, including reconciliation of claims filed with the Bankruptcy Court to amounts recorded in the accompanying Consolidated Condensed Financial Statements, and the valuation of any collateral securing such claims. Additional pre-petition claims may arise from the rejection by the Debtor of existing executory contracts or unexpired leases. Under a confirmed plan of reorganization, all pre-petition claims subject to compromise may be paid and discharged at amounts substantially less than their allowed amounts. On a consolidated basis, recorded pre-petition liabilities subject to compromise in the Chapter 11 Case as of September 30, 2003, consisted of the following:

SEPTEMBER 30,
2003

Secured Long-Term Debt Subject to Compromise:
Revolving operating facility	$51,668
Term debt	170,905
Secured convertible payment-in-kind debt	137,027

Subtotal	359,600

Unsecured Long-Term Debt Subject to Compromise:
Unsecured payment-in-kind notes	51,704
Fixed rate loans	1,723
Variable rate loans	1,312
Capital lease obligations	377

Subtotal	55,116

Accrued closure costs – subject to compromise	5,293
Accounts payable – subject to compromise	60,728

Total current liabilities – subject to compromise	$480,737

Long-term liabilities – not subject to compromise

     On a consolidated basis, recorded pre-petition long-term liabilities that management believes may not be subject to compromise in the Chapter 11 Case as of September 30, 2003, totaled $52,784 which comprised $41,160 accrued environmental costs, $7,587 of accrued asset retirement obligations, $2,996 of deferred taxes and $1,041 of other accrued liabilities.

Long-term liabilities – subject to compromise

     On a consolidated basis, recorded pre-petition long-term liabilities that management believes may be subject to compromise in the Chapter 11 Case as of September 30, 2003, totaled $12,785 of accrued environmental costs.

(10)	Long-Term Debt (in thousands, except share and per share amounts)

	SEPTEMBER 30,	DECEMBER 31,
	2003	2002

Credit facility
Term debt (a)	$—	$170,905
Secured convertible payment-in-kind debt (a)	—	131,458
Unsecured payment-in-kind notes (b)	—	48,698
Revolving operating facility (c)	—	34,002
Loans collateralized by certain assets having a net book value of $6,664 bearing interest at a weighted average fixed rate of 9.1% (2002 – 6%) maturing at various dates up to 2020	—	3,847
Loans collateralized by certain assets having a net book value of $3,607 bearing interest at prime plus a weighted average floating rate of 2% (2002 – 2%) maturing at various dates up to 2004	—	1,763
Obligations under capital leases on equipment bearing interest at rates varying from 5% to 12% maturing at various dates to 2008	—	1,429

		392,102
Less current maturities of long-term debt	—	2,947
Less current borrowings on revolving operating facility	—	34,002

	$—	$355,153

     The filing of the voluntary petitions in the Chapter 11 Case constituted a default under all of the long-term debt identified above. All amounts outstanding for such long-term debt at September 30, 2003 are classified as pre-petition current liabilities subject to compromise rather than long-term debt and are included in the amounts set forth in Note 9.

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

On April 7, 2000, the Company issued an aggregate amount of $48,000 of unsecured payment-in-kind notes (“unsecured notes”). The unsecured notes bear interest at a fixed rate of 6% and, prior to the filing of the voluntary petitions for the Chapter 11 Case, could be paid in cash or additional unsecured notes, at the option of the Company. The Company had issued an additional $9,315 of unsecured notes as of September 30, 2003, in payment of interest which occurred prior to the Petition Date.

On April 7, 2000, the Company issued an aggregate amount of $18,000 of unsecured convertible payment-in-kind notes (“unsecured convertible notes”). The unsecured convertible notes bear interest at a fixed rate of 3% starting April 15, 2003. The unsecured convertible notes may be converted at any time into shares of common stock of PSC at an initial conversion price of $30 per share. As of September 30, 2003, unsecured convertible notes with a face value of $721 had been converted into 23,966 shares of common stock pursuant to the terms of the indenture covering the unsecured convertible notes. The Company is in default under indentures for each of the unsecured notes and the unsecured convertible notes as a result of the filing of the voluntary petitions in the Chapter 11 Case.

(c)	Revolving Operating Facility

Prior to the Petition Date, the revolving operating facility provided for multiple borrowing tranches. Borrowings under the revolving operating facility bore interest at a rate equal to the base rate (which is based on the Wells Fargo Bank “prime rate”) plus 1% on Tranche A advances, 3% on Tranche B-Prime advances, and the greater of 11.5% or the base rate plus 5% on Tranche Sub-B advances or at the option of the Company on Tranche A advances at a rate equal to the LIBOR rate plus 3%. A letter of credit issuance fee of 0.25% plus an annual fee of 2.75% was charged on the amount of all outstanding letters of credit issued under Tranche A. Letters of credit issued under Tranche Sub-B bore an annual fee of 10.075%.

The Company is in default under the revolving operating facility as a result of the voluntary petitions in the Chapter 11 Case. The facility matured by its terms on June 2, 2003, the Petition Date, and borrowings are no longer available thereunder. The lenders under the revolving operating facility have permitted the Company to use certain cash collateral held by Wells Fargo-Foothill in its daily operations. This cash collateral together with cash flow from operations has provided the Company’s principal source of financing between the filing of the bankruptcy petitions on June 2, 2003 and the approval of the DIP Facility on August 4, 2003. (For a description of the DIP Facility see Note 1 – “Debtor-in-Possession Financing”.)

(d)	The various components of long-term debt described in Note 10 (“Long-Term Debt”) are financial instruments. The Company’s public debt instruments were discounted from face value to their fair market value on March 31, 2000. As of December 31, 2000, the carrying value at that time approximated fair market value. It is certain that the Chapter 11 Case and other factors have caused the fair market value of the Company’s public debt instruments to be materially less than the current carrying value. The Company’s unsecured long-term debt holders will receive little or nothing under the High River Plan.

(11)	Other Liabilities (in thousands)

	SEPTEMBER 30,	DECEMBER 31,
	2003	2002

Accrued environmental costs	$—	$60,163
Asset retirement obligation (a)	—	6,471
Other	—	781

	$—	$67,415

     Accrued environmental costs and asset retirement obligation for the Debtor are classified at September 30, 2003, as long-term                      liabilities – not subject to compromise and as long-term liabilities – subject to compromise rather than other liabilities due to the Chapter 11 Case.

(a)	Asset retirement obligation represents discounted closure and post-closure costs associated with the Company’s landfill operations. The Company’s asset retirement obligation was determined based on its estimated fair value, which was measured on a present-value basis, using a credit-adjusted, risk-free rate of 7.5% coupled with an inflation rate of 2.0%. Accretion expense was and will continue to be added to the landfill retirement obligation using the effective interest method. All landfill retirement costs arising from closure and post-closure obligations were capitalized as part of the landfill asset and are being amortized using the Company’s existing landfill accounting practices. Accretion expense associated with the asset retirement obligation was $307 and spending against the asset retirement obligation was $224 for the nine-month period ended September 30, 2003.

(12)	Statement of Cash Flows (in thousands)

Changes in assets and liabilities

	FOR THE NINE	FOR THE NINE
	MONTHS ENDED	MONTHS ENDED
	SEPTEMBER 30, 2003	SEPTEMBER 30, 2002

Accounts receivable	$50,785	$23,391
Cash collateral receivable	(33,138)	—
Inventory for resale	6,963	(3,937)
Other Assets	(11,964)	(3,319)
Accounts payable, accrued liabilities, other liabilities, and foreign currency translation adjustments	(881)	(17,029)
Income taxes payable	(35)	(141)

	$11,730	$(1,035)

Supplemental cash flow information

     The supplemental cash flow disclosures and non-cash transactions are as follows:

	FOR THE NINE	FOR THE NINE
	MONTHS ENDED	MONTHS ENDED
	SEPTEMBER 30, 2003	SEPTEMBER 30, 2002

Supplemental Disclosures:
Interest paid	$14,563	$25,527
Reorganization Costs	6,440	—
Income taxes paid, net of refunds	592	943
Deferred stock compensation costs	20	118

(13)	Asset Impairment and Other Unusual Costs (in thousands)

     Asset impairments and other unusual costs for the three- and nine-month periods ending September 30, 2003 and September 30, 2002, are composed of the following:

	FOR THE THREE	FOR THE THREE
	MONTHS ENDED	MONTHS ENDED
	SEPTEMBER 30, 2003	SEPTEMBER 30, 2002

Business units, locations or activities to be exited:
Severance costs	$—	$(112)
Other exiting costs	—	805
Business units, locations or activities to be continued:
Process re-engineering costs	—	576

	$—	$1,269

	FOR THE NINE	FOR THE NINE
	MONTHS ENDED	MONTHS ENDED
	SEPTEMBER 30, 2003	SEPTEMBER 30, 2002

Business units, locations or activities to be exited:
Severance costs	$—	$2,421
Other exiting costs	—	3,678
Business units, locations or activities to be continued:
Process re-engineering costs	—	2,584

	$—	$8,683

     During 2002, the Company decided to close the corporate headquarters in Rosemont, Illinois and the corporate governance functions were moved to the shared service operations in Houston. Included in the unusual costs for the 2002 nine-month period is $6,099 in cash cost for severance and other exit costs to be incurred at these locations. Twelve employees were terminated as a result of these restructurings. The Company also incurred costs in 2002 related to its PSC Way project, which was a project designed to standardize business processes to allow it to operate more efficiently and share information and best practices. The total cash costs for the PSC Way initiative in the three and nine months ended September 30, 2002 were $1,160 and $4,659, respectively, of which $584 and $2,075 were capitalized to fixed assets and $576 and $2,584 are included in other unusual costs as process re-engineering costs. There were no asset impairments recorded during the three and nine months ended September 30, 2002.

(14)	Earnings Per Common Share (in thousands)

	FOR THE NINE	FOR THE NINE
	MONTHS ENDED	MONTHS ENDED
	SEPTEMBER 30, 2003	SEPTEMBER 30, 2002

Net loss for the period - basic and diluted	$(43,216)	$(28,459)

Number of shares of common stock outstanding	27,909	27,851
Effect of using weighted average shares of common stock outstanding	(8)	(1,314)

Basic and diluted weighted average number of shares of common stock outstanding	27,901	26,537

(15)	Comprehensive Loss (in thousands)

	FOR THE NINE	FOR THE NINE
	MONTHS ENDED	MONTHS ENDED
	SEPTEMBER 30, 2003	SEPTEMBER 30, 2002

Net loss for the period	$(43,216)	$(28,459)
Other comprehensive income:
Translation adjustments	7,659	2,149

Comprehensive loss	$(35,557)	$(26,310)

(16)	Related Parties (in thousands)

     The Company’s two largest stockholders, Carl C. Icahn and Stephen Feinberg, participate in the Company’s revolving operating facility and the term debt and PIK facilities through entities they control. Mr. Icahn controlled approximately $181,606 and $179,092 of the Company’s total debt as of September 30, 2003, and 2002, respectively and was associated with approximately $9,828 and $13,752 in interest expense and fees for the nine-month periods ending September 30, 2003, and 2002, respectively. Mr. Feinberg controlled approximately $99,153 and $97,903 of the Company’s total debt as of September 30, 2003, and 2002, respectively, and was associated with approximately $5,491 and $6,674 in interest expense and fees for the nine-month periods ending September 30, 2003, and 2002, respectively. In addition, entities controlled by these stockholders received shares of common stock in connection with the Company’s April 2002 mezzanine financing. Also, in connection with the April 2003 revolving operating facility amendment, a fee of $100 was paid to the lenders under Tranche B-Prime, which are, respectively, Carl C. Icahn and affiliates and Stephen Feinberg and affiliates. Subsequent to September 30, 2003, Carl C. Icahn and affiliates announced that High River had entered into an agreement to acquire approximately $33,100 of the Company’s PIK debt and an unspecified amount of term debt owned by entities controlled by Stephen Feinberg, if the High River Plan is confirmed by the Bankruptcy Court or other conditions are met.

     During 2002, the Company utilized the services of SBI and Company, Inc. (“SBI”) for information technology services associated with the PSC Way business reengineering project. SBI is partially owned by entities controlled by Mr. Feinberg. Fees paid to SBI were approximately $0 and $2,180 for the nine-month periods ending September 30, 2003, and 2002, respectively.

     The High River Plan, which has been distributed to certain creditors who are currently voting on it, is based upon the Investment Agreement. Under the High River Plan, if confirmed, High River would provide a post-emergence revolving operating agreement and would own, together with other affiliates of Icahn Associates, a substantial majority of the reorganized Company’s stock. There can be no assurance that the High River Plan will be confirmed by the Bankruptcy Court. Under defined circumstances, High River may be entitled to a break-up fee of $5,000 plus expenses of up to $1,000 payable by the Company. The Company is currently operating utilizing cash collateral from its revolving operating facility and has a DIP Financing Facility of $35,000 provided by an affiliate of Mr. Icahn. See Note 1.

(17)	Segmented Information (in thousands)

     The Company’s business operations are organized into the following three segments:

•	The Industrial Services Group includes operations that perform industrial cleaning, maintenance, and environmental services.

•	The Metals Services Group, whose primary operations include ferrous and non-ferrous scrap collection and processing, brokerage and transportation and on-site mill services.

•	The Project Services Division, now discontinued, included operations that performed turnaround and outage services, union mechanical services, electrical contracting and instrumentation, and refractory services.

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

			Discontinued:
	Industrial	Metals	Project
	Services	Services	Services	Corporate	Total

Revenue	$393,236	$361,264	$—	$—	$754,500
Income (loss) from operations	8,395	7,972	—	(4,790)	11,577
Total assets	259,597	149,642	47,066	126,365	582,670
Depreciation and amortization	19,092	5,346	—	2,365	26,803
Capital expenditures	11,863	2,804	330	479	15,476
Equity investments	—	—	—	350	350

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

			Discontinued:
	Industrial	Metals	Project
	Services	Services	Services	Corporate	Total

Revenue	$415,713	$365,093	$—	$—	$780,806
Income (loss) from operations	26,030	6,976	—	(17,348)	15,658
Total assets	274,002	181,687	72,425	89,409	617,523
Depreciation and amortization	20,338	5,760	—	2,208	28,306
Capital expenditures	11,966	2,973	320	3,470	18,729
Equity investments	—		—	350	350

     The geographical segmentation of the Company’s businesses is as follows:

	FOR THE NINE MONTHS		FOR THE NINE MONTHS
	ENDED SEPTEMBER 30,		ENDED SEPTEMBER 30,
	2003		2002

		LONG-LIVED		LONG-LIVED
	REVENUE	ASSETS	REVENUE	ASSETS

United States	$668,242	$190,415	$693,623	$199,728
Canada	86,258	35,466	87,183	30,010
Other	—	42,834	—	39,212

	$754,500	$268,715	$780,806	$268,950

(18)	Commitments and Contingencies (in thousands)

(a)	The Company (together with the industries in which it operates) is subject to federal, state, local and foreign (particularly Canadian) environmental laws and regulations concerning discharges to the air, soil, surface and subsurface waters and the generation, handling, storage, transportation, treatment and disposal of waste materials and hazardous substances. The Company and the industries in which it operates are also subject to other federal, state, local and foreign (particularly Canadian) laws and regulations including those that require the Company to remove or mitigate the effects of the disposal or release of certain materials at various sites.

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

Certain of the Company’s facilities are environmentally impaired in part as a result of operating practices at the sites prior to their acquisition by the Company and as a result of Company operations. The Company has established procedures to periodically evaluate these sites, giving consideration to the nature and extent of the contamination. The Company has provided for the remediation of these sites based upon management’s judgment and prior experience. The Company has estimated the liability to remediate these sites to be $48,276 at September 30, 2003 (December 31, 2002 — $51,585).

Certain subsidiaries of the Company have been named as potentially responsible or liable parties under U.S. federal and state superfund laws in connection with various sites. It is alleged that the Company and its subsidiaries or their predecessors transported waste to the sites, disposed of waste at the sites, or operated the sites in question. The Company has reviewed the nature and extent of the allegations, the number, connection and financial ability of other named and unnamed potentially responsible parties and the nature and estimated cost of the likely remedy. Based on its review, the Company has accrued its estimate of its liability to remediate these sites at $11,958 at September 30, 2003 (December 31, 2002 — $13,159). If it is determined that more expensive remediation approaches are required in the future, the Company could incur additional obligations, which could be material.

The liabilities discussed above are disclosed in the Consolidated Condensed Balance Sheets as follows, except that amounts for September 30, 2003, have been classified as current liabilities – not subject to compromise, long-term liabilities – not subject to compromise and long-term liabilities – subject to compromise:

	SEPTEMBER 30,	DECEMBER 31,
	2003	2002

Accrued liabilities	$6,289	$4,581
Other liabilities	53,945	60,163

	$60,234	$64,744

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

(b)	Other than as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, under the caption “Legal Proceedings” or under Note 22 of the Notes to Consolidated Financial Statements therein, as described under Note 17 of the Notes to Consolidated Condensed Financial Statements in the Company’s Form 10-Q for the quarter ended March 31, 2003, or as described under Note 18 of the Notes to Consolidated Condensed Financial Statements in the Company’s Form 10-Q for the quarter ended June 30, 2003, the Company is not currently a party to any material pending legal proceedings (whether or not stayed and excepting the bankruptcy proceedings), other than routine matters incidental to the business, and no material developments have occurred in any such proceedings except as described below.

The Company and most of its U.S.-domiciled subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code on June 2, 2003. Since that time, the Debtor has operated as debtor-in-possession in the Chapter 11 Case. Because of the filing of the Debtor’s voluntary petitions for relief under Chapter 11 of the Bankruptcy Code, substantially all legal proceedings in which the Debtor is a defendant have been stayed. However, with the express approval of the Bankruptcy Court, 17 proceedings have resumed for specific and limited purposes (for example, proceeding against insurance), and additional proceedings may be resumed upon application. New proceedings, arising out of post-petition events, may be initiated against the Debtor and are not stayed. The Canadian Applicants initiated the Canadian Proceedings on September 19, 2003. Litigation in Canada against PSC and the other Canadian Applicants was effectively stayed by the Canadian Proceedings. Litigation against subsidiaries of the Company that did not file for bankruptcy protection has not been stayed.

The Company’s indirect wholly owned subsidiary, RMF Industrial Contracting, Inc. (“RMF”), served as a subcontractor to Alstom Power, Inc. (“Alstom”) for the construction of two large boilers at the Seward Power Plant in New Florence, Pennsylvania (the “Seward Project”). The Seward Project was a project that was among the largest handled by any of the Company’s businesses at the time. Following a dispute, RMF withdrew from the site, with each side claiming breaches by the other. On May 2, 2003, Alstom filed suit against RMF in Federal District Court in Pennsylvania. On May 15, 2003, Alstom filed a second suit in the Court of Common Pleas for Indiana County, Pennsylvania, which has not been pursued. Alstom seeks in excess of $10,000 in damages and other relief (Alstom has recently alleged this amount to be in excess of $40,000). RMF has filed an answer and counterclaims. The Debtor and Alstom submitted an agreed order to the Bankruptcy Court, and the Bankruptcy Court entered the order on August 18, 2003, lifting the stay with respect to the Alstom suit.

In a related matter, Alstom and other parties have initiated claims against American Industrial Assurance Company (“AIAC”), a wholly owned direct subsidiary of PSC that is not a party to the Chapter 11 Case or the Canadian Proceedings. AIAC was formed by PSC in 2002 to provide a bonding facility for certain projects handled by PSC subsidiaries. AIAC issued a labor and material payment bond (“Payment Bond”) and a performance bond (“Performance Bond”) each in the amount of $5,000 in conjunction with the Seward Project. RMF is the obligor on both bonds. Alstom filed suit on the Performance Bond seeking the full amount of $5,000. This suit has been consolidated with the Federal District Court case described above. In addition, 19 parties have made claims against the Payment Bond in the aggregate amount of approximately $2,000. Litigation has commenced for one of these claims by Safway Steel Scaffold Company of Pittsburgh. The amount of claims against these two bonds exceeds the capital of AIAC. While AIAC has an indemnification claim against RMF, AIAC may not be able to collect on such claim because of the Chapter 11 Case and the Canadian Proceedings.

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

     The following tables present the condensed combined financial statements of entities in reorganization proceedings and those not in reorganization proceedings as of and for the nine months ended September 30, 2003. Entities in reorganization proceedings include substantially all U.S.-domiciled subsidiaries and all wholly owned Canadian subsidiaries (See Note 1 of Notes to Consolidated Condensed Financial Statements). As of and for the nine months ended September 30, 2003, total assets, revenues and net income (loss) of the Debtor was $452,805, $661,485 and ($49,849), respectively, and for the Canadian Applicants was $85,525, $91,920 and $1,139, respectively.

CONDENSED COMBINED BALANCE SHEET

	September 30, 2003 (Unaudited)

	Entities in	Entities not in
	Reorganization	Reorganization	Condensed Combined
	Proceedings	Proceedings	Totals

ASSETS
Current assets
Cash and cash equivalents, including restricted cash of $18,560	$31,192	$219	$31,411
Cash collateral receivable	33,138	—	33,138
Accounts receivable (net of allowance for doubtful accounts of $20,274)	155,062	203	155,265
Inventory for resale	31,439	—	31,439
Assets held for sale	4,733	—	4,733
Other current assets	56,932	1,037	57,969

Total current assets	312,496	1,459	313,955
Property, plant and equipment	201,701	47	201,748
Other assets	24,133	42,834	66,967

Total assets	$538,330	$44,340	$582,670

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Post-petition current liabilities:
Bank overdraft	$8,942	$—	$8,942
Accounts payable	28,683	44	28,727
Accrued liabilities	32,971	16,981	49,952
Intercompany payable (receivable)	(10,329)	10,329	—
Pre-petition current liabilities – not subject to compromise	47,807	—	47,807
Pre-petition current liabilities – subject to compromise	480,737	—	480,737

Total current liabilities	588,811	27,354	616,165
Pre-petition long-term liabilities – not subject to compromise	52,784	—	52,784
Pre-petition long-term liabilities – subject to compromise	12,785	—	12,785
Stockholders’ deficit	(116,050)	16,986	(99,064)

Total liabilities and stockholders’ deficit	$538,330	$44,340	$582,670

CONDENSED COMBINED STATEMENT OF EARNINGS

	Nine-Months Ended September 30, 2003 (Unaudited)

	Entities in	Entities not in
	Reorganization	Reorganization	Condensed Combined
	Proceedings	Proceedings	Totals

Revenue	$753,405	$1,095	$754,500
Operating expenses	652,462	1,020	653,482
Selling, general and administrative costs	67,449	(4,811)	62,638
Depreciation and amortization	26,797	6	26,803

Income from operations	6,697	4,880	11,577
Interest expense	26,788	—	26,788
Other income, net	2,311	614	2,925
Reorganization expenses	13,214	—	13,214

Income (loss) from continuing operations before income taxes	(30,994)	5,494	(25,500)
Provision for income taxes	438	—	438

Income (loss) from continuing operations	(31,432)	5,494	(25,938)
Loss from discontinued operations, net of taxes	(17,278)	—	(17,278)

Net income (loss)	$(48,710)	$5,494	$(43,216)

CONDENSED COMBINED STATEMENT OF CASH FLOW

	Nine-Months Ended September 30, 2003 (Unaudited)

	Entities in	Entities not in
	Reorganization	Reorganization	Condensed Combined
	Proceedings	Proceedings	Totals

OPERATING ACTIVITIES:
Income (loss) from continuing operations	$(31,432)	$5,494	$(25,938)
Items included in loss not affecting cash:
Depreciation and Amortization	26,797	6	26,803
Accrued but unpaid interest	8,578	—	8,578
Deferred income taxes	(3,179)	—	(3,179)
Net gain on sale of assets	(113)	—	(113)
Non-cash other costs	42	—	42

Cash flow before changes in assets and liabilities	693	5,500	6,193
Changes in assets and liabilities	17,224	(5,494)	11,730

Cash provided by continuing operating activities	17,917	6	17,923
Cash used in discontinued operating activities	(29,175)	—	(29,175)

Cash used in (provided by) operating activities	(11,258)	6	(11,252)

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(15,476)	—	(15,476)
Proceeds from sale of assets	4,385	—	4,385

Cash used in continuing investing activities	(11,091)	—	(11,091)
Cash provided by investing activities of discontinued operations	28,719	—	28,719

Cash provided by investing activities	17,628	—	17,628

FINANCING ACTIVITIES:
Proceeds from short and long-term debt	17,696	—	17,696
Principal payments on short and long-term debt	(3,659)	—	(3,659)

Cash provided by financing activities	14,037	—	14,037

Net change in cash for the period	20,407	6	20,413

Cash and equivalents, beginning of period	10,785	213	10,998

Cash and equivalents, end of period	$31,192	$219	$31,411

(20)  New Accounting Pronouncements

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

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires that unconsolidated variable interest entities be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity’s expected losses or residual benefits. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to existing variable interest entities in the periods beginning after June 15, 2003. A recent FASB staff position deferred implementation of FIN 46 until December 31, 2003. As of September 30, 2003, the Company has yet to determine the impact that the adoption of FIN 46 will have on the Company’s Consolidated Condensed Financial Statements.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities.” Statement No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Statement No. 150 requires issuers to classify as liabilities, or assets in some circumstances, three classes of freestanding financial instruments that embody obligations of the issuer. Generally, Statement No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective for interim periods beginning after June 15, 2003. The Company’s adoption of Statement No. 150 did not have a material impact on the Company’s Consolidated Condensed Financial Statements.

PART I — FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     The Consolidated Condensed Financial Statements herein contain information relating to Philip Services Corporation (“PSC”) and its subsidiaries (collectively, the “Company”), which has been prepared by management.

     The Company is an industrial and metals services company that operates two Groups: (i) Industrial Services Group and (ii) Metals Services Group. The bulk of businesses that the Company’s former Project Services Division (“PSD”) comprised were sold to Fluor Enterprises, Inc. on March 2, 2003. Most of the remaining assets of the Company’s Project Services Division, comprising operations that perform refractory and union mechanical and turnaround services, were sold to Nooter Construction Company on August 31, 2003. See “Discontinued Operations” below. PSC employed more than 5,000 people at over 120 locations across North America at September 30, 2003. The Company’s operations are based primarily in the United States.

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

Voluntary Reorganization under Chapter 11

     On June 2, 2003 (the “Petition Date”), PSC and substantially all of its U.S.-domiciled subsidiaries (collectively, the “Debtor”), which collectively possessed approximately 78% of the consolidated assets and generated approximately 89% of the consolidated revenues of the Company as of and for the nine months ended September 30, 2003, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”), in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Debtor is currently operating its businesses as debtor-in-possession in accordance with applicable provisions of the Bankruptcy Code and is subject to the jurisdiction of the Bankruptcy Court while a plan of reorganization is pursued. A plan of reorganization sets forth the means for satisfying claims against and interests in a debtor, including the liabilities subject to compromise (See Note 9 of Notes to Consolidated Condensed Financial Statements.). Many pre-petition liabilities are subject to settlement or compromise under such a plan of reorganization. The bankruptcy cases are being jointly administered by the Bankruptcy Court under the case number 03-37718-H2-11 (the “Chapter 11 Case”).

     Subsequent to the Petition Date, on September 19, 2003, PSC and certain U.S.-domiciled subsidiaries and all wholly owned Canadian subsidiaries (collectively, the “Canadian Applicants”) initiated proceedings (the “Canadian Proceedings”) under the Canadian Companies’ Creditors Arrangement Act with the Superior Court of Justice in the Province of Ontario (the “Canadian Court”). The Canadian Proceedings have the effect of recognizing the Chapter 11 Case in Canada and effectively staying, in Canada, most legal actions and proceedings against the Canadian Applicants.

     The filing of the voluntary petitions under Chapter 11 constituted a default on substantially all debt and lease obligations of the Debtor. The filing of the bankruptcy petitions automatically stayed most legal actions against the Debtor, including actions to collect pre-petition indebtedness or to exercise control over the property in the Debtor’s estate. Proceedings against PSC’s other subsidiaries that have not filed bankruptcy petitions are not stayed. The Debtor is generally paying merchants and vendors for goods furnished and services provided after the Petition Date. Additionally, under the Bankruptcy Code, the Debtor is permitted in the course of the Chapter 11 Case to reject certain pre-petition executory contracts and unexpired leases. Certain pre-petition liabilities of the Debtor, including, among other things, certain accrued environmental costs, certain insurance claims, deferred taxes, certain accrued asset retirement obligations and certain other accrued liabilities may not be subject to compromise in the Chapter 11 Case. In addition, liabilities of the Company’s subsidiaries that are not subject to the Chapter 11 Case cannot be compromised under the Chapter 11 Case. The assets and liabilities of the wholly-owned Canadian subsidiaries are addressed in the Canadian Proceedings.

     The desired outcome of a case under Chapter 11 of the Bankruptcy Code is the confirmation of a plan of reorganization for the debtor by the bankruptcy court. The Company entered into, and has filed with the Bankruptcy Court, an investment agreement (as amended, the “Investment Agreement”) that establishes a proposed basis for a plan of reorganization and provides for the Debtor’s emergence from bankruptcy. The Investment Agreement is with High River Limited Partnership (“High River”), an affiliate of Icahn Associates Corp. (“Icahn Associates”). Icahn Associates is controlled by Carl C. Icahn who, together with his affiliates, is the Company’s largest stockholder and largest debtholder as of September 30, 2003. The Investment Agreement and the plan of reorganization (the “High River Plan”) were approved for submission to certain classes of impaired creditors by the Bankruptcy Court on September 10, 2003. The disclosure statement, which describes the High River Plan for voting classes, was approved by the Bankruptcy Court on October 27, 2003 and balloting has begun. Ballots must be submitted by November 19, 2003. There can be no assurance that the High River Plan will be confirmed by the Bankruptcy Court, or whether an alternative plan will emerge, or that any such plan will be implemented successfully. A confirmation hearing before the Bankruptcy Court is scheduled to begin on November 24, 2003. Certain approvals of the Canadian Court will also be required for the Debtor to implement the High River Plan. Confirmation of the High River Plan will depend not only on the outcome of the balloting, but on the Bankruptcy Court’s determination with respect to objections to confirmation that may be voiced by other interested parties, including, but not limited to, state and federal environmental regulators, at the hearing.

     If the plan of reorganization is confirmed, High River will provide a post-emergence operating facility and will emerge, together with other affiliates of Icahn Associates as the holder of a substantial majority of the common stock of the reorganized Company.

     Under the proposed High River Plan, High River would pay $20 million for 20% of the capital stock of the reorganized Company and receive an additional 5% of the stock as a commitment fee on the $150 million exit loan facility that High River would provide. A substantial part of the balance of the common stock would be distributed to lenders under the Company’s term facility (see Note 10(a) of Notes to Consolidated Condensed Financial Statements) who elect to take stock. These lenders may also participate in the initial stock purchase on certain terms if they so choose. If such lenders do not elect to take stock, they would receive junior secured subordinated notes of the Company. Since affiliates of Icahn Associates are the largest debtholders under the term facility, it is probable that, when combined with the 25% described above, affiliates of Icahn Associates would hold significantly more than 50% of the common stock of the reorganized Company. It is not expected that current holders of the common stock of the Company would receive any distribution in respect of their existing common stock or receive any shares of capital stock in the reorganized Company under the High River Plan, any competing plan or any asset sale scenario.

     The foregoing is not intended to be a description of the entire High River Plan, nor does it describe how various classes of claims would be handled. Interested persons are strongly advised to obtain and read (i) the disclosure statement, (ii) the High River Plan and (iii) the Investment Agreement, which are available on the Company’s website (www.contactpsc.com) or, for a small fee, from the Bankruptcy Court website (www.txsb.uscourts.gov). These documents are also filed as exhibits to this Quarterly Report on Form 10-Q.

     It is not possible to predict with certainty the effect of the Chapter 11 Case on the Company’s business or when or whether the Debtor may emerge from Chapter 11. The Company’s future results of operations, including the results of operations of its subsidiaries that are not party to the Chapter 11 Case or the Canadian Proceedings, depend on the timely and successful confirmation and implementation of a plan of reorganization. The rights and claims of various creditors and security holders will be determined by the plan as well.

     These Consolidated Condensed Financial Statements have been prepared on a “going concern” basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of operations. The appropriateness of the “going concern” assumption is dependent upon, among other things, the successful completion of a plan of reorganization confirmed by the Bankruptcy Court, future profitable operations and the ability to generate sufficient cash from operations and obtain financing arrangements to meet obligations. If the “going concern” basis were not appropriate for these Consolidated Condensed Financial Statements, significant adjustments would need to be made to the carrying value of the assets and liabilities, the reported revenue and expenses and the balance sheet classifications used.

Results of Operations

     The following table presents, for the periods indicated, the results of operations and the percentage relationships which the various items in the Consolidated Condensed Statements of Earnings bear to the consolidated revenue from continuing operations: ($ in millions)

	FOR THE THREE		FOR THE THREE		FOR THE NINE		FOR THE NINE
	MONTHS ENDED		MONTHS ENDED		MONTHS ENDED		MONTHS ENDED
	SEPTEMBER 30, 2003		SEPTEMBER 30, 2002		SEPTEMBER 30, 2003		SEPTEMBER 30, 2002

Revenue	$220.8	100%	$269.8	100%	$754.5	100%	$780.8	100%
Operating expenses	190.6	86%	231.0	86%	653.5	87%	653.8	84%
Selling, general and administrative costs	22.4	10%	21.3	8%	62.6	8%	74.4	10%
Depreciation and amortization	9.0	4%	9.5	4%	26.8	3%	28.3	4%
Asset impairment and other unusual costs	—	—	1.3	—	—	—	8.7	1%

Income (loss) from operations	(1.1)	—	6.8	3%	11.6	2%	15.7	2%
Interest expense	3.7	2%	14.1	5%	26.8	3%	37.4	5%
Other income, net	0.8	—	2.4	1%	2.9	—	2.0	—
Reorganization expenses	9.6	4%	—	—	13.2	2%	—	—

Loss from continuing operations before income taxes	(13.6)	(6%)	(5.0)	(2%)	(25.5)	(3%)	(19.8)	(3%)
Provision for income taxes	0.6	—	0.6	—	0.4	—	1.6	—

Loss from continuing operations	(14.2)	(6%)	(5.6)	(2%)	(25.9)	(3%)	(21.4)	(3%)
Income (loss) from discontinued operations, net of taxes	0.7	—	(7.8)	(3%)	(17.3)	(3%)	(7.1)	(1%)

Net loss	$(13.5)	(6%)	$(13.4)	(5%)	$(43.2)	(6%)	$(28.5)	(4%)

The operating results reflect the following: ($ in millions)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003

	INDUSTRIAL	METALS
	SERVICES	SERVICES	CORPORATE	TOTAL

Revenue	$127.0	$93.8	$—	$220.8
Income (loss) from operations	1.4	(0.2)	(2.3)	(1.1)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002

	INDUSTRIAL	METALS
	SERVICES	SERVICES	CORPORATE	TOTAL

Revenue	$135.6	$134.2	$—	$269.8
Income (loss) from operations	5.3	4.0	(2.5)	6.8

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

	INDUSTRIAL	METALS
	SERVICES	SERVICES	CORPORATE	TOTAL

Revenue	$393.2	$361.3	$—	$754.5
Income (loss) from operations	8.4	8.0	(4.8)	11.6

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

	INDUSTRIAL	METALS
	SERVICES	SERVICES	CORPORATE	TOTAL

Revenue	$415.7	$365.1	$—	$780.8
Income (loss) from operations	26.0	7.0	(17.3)	15.7

Industrial Services Group

     Revenue from the Industrial Services Group decreased by $8.6 million or 6% for the three-month period and decreased by $22.5 million or 5% for the nine-month period ending September 30, 2003, respectively, as compared to the same periods in 2002. The reduction in revenue for both the three and nine-month periods resulted from the Chapter 11 Case that commenced on June 2, 2003. The revenue for both the three and nine-month periods was reduced because the Company lost certain customers due to the Chapter 11 Case, and the Chapter 11 Case has also limited the Company’s ability to obtain the necessary bonding for certain customer projects. Additionally, waste volumes in the technology and non-automotive manufacturing industries were down in the three- and nine-month 2003 periods, thus impacting the Group’s waste services business line.

     Income from operations as a percentage of revenue was 1% and 4% for the three-month period and 2% and 6% for the nine-month period ending September 30, 2003, and 2002, respectively. The Group’s operating income for the nine-month 2003 period was positively impacted by the $1.2 million reversal of certain management incentive bonuses which the Company determined would not be paid. Additionally, the Group’s operating income for the nine-month 2002 period was positively impacted by the settlement of a $19.8 million insurance litigation matter involving certain environmental sites offset by a $5.0 million charge for incremental environmental liabilities for which no similar settlement activity was present in 2003.

Metals Services Group

     Revenue from the Metals Services Group decreased by $40.4 million or 30% for the three-month period and decreased by $3.8 million or 1% for the nine-month period ending September 30, 2003, compared to the same periods in 2002. For the three months ended September 30, 2003, the decrease was principally due to lower scrap volumes managed by the group, particularly in the brokerage area. The decline in brokered and ferrous scrap volumes resulted from the adverse publicity surrounding the filing of the Chapter 11 Case. Moreover, the Metals Services Group has been constrained subsequent to the Petition Date by the Company’s limited borrowing capacity from pursuing desired scrap volumes. For the nine months ended September 30, 2003, the decrease in revenue was similarly due to lower scrap volumes managed by the group partially offset by the improved ferrous scrap metal prices during the second and third quarters of 2003. The price improvement for ferrous scrap in 2003 is attributable to greater offshore and domestic demand for ferrous scrap.

     Income from operations as a percentage of revenue was 0% and 3% for the three-month period and 2% and 2% for the nine-month period ending September 30, 2003, and 2002, respectively. The decrease in earnings for the three-month 2003 period was principally related to the lower scrap volumes managed by the group, particularly in the brokerage area. The decline in the ferrous scrap volumes resulted from the impact of the Chapter 11 Case. Additionally, the Group’s operating income for the nine-month 2003 period was positively impacted by the $1.8 million reversal of certain management incentive bonuses which the Company determined would not be paid. For the nine-month 2003 period, the Group’s increase in earnings was attributable to higher steel scrap prices resulting from greater offshore and domestic demand for ferrous scrap.

     On November 11, 2003, the World Trade Organization ruled U.S. tariffs on imported steel imposed in 2002 were illegal. It is too early to predict what changes might occur in U.S. legislation as a result of this decision. However, repeal of the 2002 steel import tariff or the imposition by other countries of retaliatory steel tariffs could be expected to have an adverse effect on the U.S. steel industry and the scrap business generally.

Corporate

     The results of Corporate include expenses related to corporate overhead operations, the retained liabilities of the Company’s captive insurance company and other non-operating entities. The loss from operations was $(2.3) and $(2.5) million for the three-month periods and $(4.8) and $(17.3) million for the nine-month periods ending September 30, 2003, and 2002, respectively. The decrease in corporate expenses in 2003 as compared to the same periods in 2002 is principally due to general overhead cost reduction initiatives in 2003 and the positive impact of the reversal of certain management incentive bonuses that the Company determined would not be paid. Additionally, the asset impairment and other unusual costs recorded in 2002 associated with the closure of the Company’s former corporate office and the greater professional fees in 2002 associated with certain debt financing activities of the Company were contributing factors in the decrease in the operating loss between 2002 and 2003.

Selling, General and Administrative Costs

     Selling, general and administrative costs were $22.4 million and $21.3 million for the three-month periods and $62.6 million and $74.4 million for the nine-month periods ending September 30, 2003 and 2002, respectively. The decrease in selling, general and administrative costs in 2003 as compared to the same period in 2002 is principally due to general overhead cost reduction initiatives.

Depreciation and Amortization

     Depreciation and amortization of property, plant and equipment for the three-month and nine-month periods ending September 30, 2003, was $9.0 and $26.8 million, respectively, compared to $9.5 and $28.3 million, respectively, for the same periods in 2002.

Interest Expense

     Interest expense was $3.7 and $14.1 million for the three-month periods and $26.8 and $37.4 million for the nine-month periods ending September 30, 2003 and 2002, respectively. Reported interest expense was calculated using the provisions of SOP 90-7 and differs from stated contractual interest expense which would have been $12.1 million and $37.9 million for the three- and nine-month periods ended September 30, 2003.

Other Income, net

     Other income, net for the three-month and nine-month periods ending September 30, 2003, was income of $0.8 million for the three-month period and income of $2.9 million for the nine-month period due to interest income on investments.

     Other income, net for the three-month and nine-month periods ending September 30, 2002, was income of $2.4 million for the three-month period and income of $2.0 million for the nine-month period due to interest income on investments.

Reorganization Expenses

     The Company incurred $9.6 million and $13.2 million of reorganization expenses associated with the Debtor’s bankruptcy filing during the three- and nine-month periods ended September 30, 2003, respectively. These reorganization expenses principally comprised legal and other professional fees.

Discontinued Operations

     For the three months ended September 30, 2003 and 2002, the Company recognized income (loss) on discontinued operations of $0.7 and $(7.8) million, respectively, and for the nine months ended September 30, 2003 and 2002 the Company recognized a loss on discontinued operations of $17.3 and $7.1 million, respectively. The before-tax loss on discontinued operations comprises the following:

•	During the three months ended March 31, 2003, certain assets of the Company’s Canadian Ferrous Division were sold for proceeds of $6.1 million, of which $2.0 million was in the form of a deferred payment obligation. A gain on the divestiture was recorded in the amount of $0.8 million. As such, the Company recorded the results of operations of the Canadian Ferrous Division as discontinued on the Consolidated Condensed Statements of Earnings and recorded the remaining assets of the Division as “held for sale” on the September 30, 2003 Consolidated Condensed Balance Sheets. The Company’s Canadian Ferrous Division generated revenue of $0 and of approximately $10.7 million, and before-tax income from discontinued operations of $0.1 and $0.5 million in the three months ended September 30, 2003 and 2002, respectively, and generated revenue of approximately $5.6 and $30.9 million and before-tax income (loss) from discontinued operations, including the aforementioned gain recorded in the first quarter of 2003 on the sale of certain of the Division’s assets, of ($4.1) and $1.2 million in the nine months ended September 30, 2003 and 2002, respectively.

•	On March 2, 2003, the bulk of the businesses of the Company’s Project Services Division were sold to Fluor Enterprises, Inc. (“Fluor”) for proceeds of $21.2 million, of which $4.0 million was in the form of a deferred payment obligation that requires $2.0 million be paid to the Company on March 2, 2004 and the remaining $2.0 million be paid to the Company on March 2, 2005 subject to certain potential setoffs. Fluor alleges in a claim filed with the Bankruptcy Court that setoffs have exceeded the $4.0 million holdback. The working capital of these businesses of approximately $43 million, was retained by PSC. As a result of the sale, assets with a net book value of $9.4 million were transferred to Fluor generating an $8.2 million gain on the divestiture, net of transaction and other costs. The Company has recorded the results of operations for these businesses as discontinued on the Consolidated Condensed Statements of Earnings for the three-month and nine-month periods ended September 30, 2003 and 2002. The businesses divested to Fluor generated revenue of approximately $0 and $31.3 million, and before-tax loss from discontinued operations of $0 and $8.1 million in the three months ended September 30, 2003 and 2002, respectively, and generated revenue of approximately $55.9 and $202.9 million, and before-tax income (loss) from discontinued operations, including the aforementioned gain recorded in the first quarter of 2003 on the sale of the Division’s assets, of $3.2 and ($2.9) million in the nine months ended September 30, 2003 and 2002, respectively.

•	On August 31, 2003, the Company sold the majority of the remaining businesses of the Company’s Project Services Division, specifically operations that perform refractory and union mechanical and turnaround services, to Nooter Construction Company (“Nooter”) for proceeds of $5.1 million, of which $3.7 million in cash was received. The remainder of the proceeds consisted of holdbacks and other settlements. As a result of the sale, assets with a net book value of $1.6 million were transferred to Nooter generating a $2.7 million gain on the divestiture, net of transaction and other costs. The Company recorded the results of these operations as discontinued operations on the Consolidated Condensed Statements of Earnings for the three-month and nine-month periods ended September 30, 2003 and 2002, respectively. These businesses generated revenue of approximately $5.1 and $19.7 million, and before-tax income (loss) from discontinued operations, including the aforementioned gain recorded in September 2003 on sale of the divested assets, of $0.5 and ($0.3) million in the three months ended September 30, 2003 and 2002, respectively, and generated revenue of approximately $36.6 and $51.2 million, and before-tax loss from discontinued operations of $20.3 and $1.4 million in the nine months ended September 30, 2003 and 2002, respectively.

•	The impairment of assets ultimately sold during the 2002 fiscal year related to the Company’s Demolition and Decommissioning business generated revenues of $0 million and a before tax loss of $0 million in the three months ended September 30, 2002 and revenues of $3.1 million and before-tax loss of $6.9 million in the nine months ended September 30, 2002.

•	The sale of certain assets during the nine months ended September 30, 2002, with a net book value of $2.9 million generated a gain of $2.3 million. These assets generated revenues of $0.5 million and operating income of $0.2 million in the nine months ended September 30, 2002.

•	A charge of $1.3 million for the impairment of assets held for sale was recorded during the nine months ended September 30, 2002. The net book value of the assets was $2.0 million after impairment. These assets were ultimately sold during the nine months ended September 30, 2003, generating a loss on sale of $0.4 million.

Income Taxes

     In assessing the value of the deferred tax assets, management considered whether it would be more likely than not that all of the deferred tax assets will be realized. Projected future income tax planning strategies and the expected reversal of deferred tax liabilities are considered in making this assessment. Based on the level of historical taxable income, projections for future taxable income and subject to the limitation on the utilization of net operating loss carry-forwards and excess interest deduction carry-forwards, the Company has determined at this time that it is more likely than not that the Company will not realize the benefits of the U.S. deferred tax assets. At September 30, 2003, the Company has a valuation allowance of $274.2 million.

     Certain future events may result in such deferred tax assets being utilized in the Company’s future income tax returns, which the Company will record as a reduction in the valuation allowance and, in accordance with the principles of fresh start reporting, a credit to additional paid-in capital.

     The tax benefit recorded for the current nine-month period represents Canadian income taxes and certain U.S. state income taxes.

FINANCIAL CONDITION

Liquidity and Capital Resources

     The Debtor’s filing of voluntary petitions for the Chapter 11 Case and the Canadian Proceedings has profoundly affected its liquidity and its capital resources. At September 30, 2003, the Company had negative working capital of ($302.2) million, representing a decrease of $396.4 million since December 31, 2002. The significant decrease in working capital is the result of the reclassification of certain long-term liabilities to current liabilities - subject to compromise in conjunction with the Chapter 11 Case. Cash provided by continuing operating activities was $17.9 million for the nine-month period ending September 30, 2003, compared to cash provided by continuing operating activities of $16.3 million for the same period in 2002. The improvement in cash provided in 2003 as compared to 2002 is primarily due to improved working capital management in the areas of accounts receivable and inventory.

     The Debtor’s filing of voluntary petitions for the Chapter 11 Case constituted a default under the Company’s Existing Senior Debt (see Note 10(a) of Notes to Consolidated Condensed Financial Statements). Prior to the Petition Date, the Company financed its activities and provided letters of credit in part through borrowings under its revolving operating facility (see Note 10(c) of Notes to Consolidated Condensed Financial Statements). The revolving operating facility matured by its terms on June 2, 2003, the Petition Date, and borrowings are no longer available thereunder. The Company upon filing the Chapter 11 Case was unable to secure a “debtor-in-possession” financing facility (“DIP Facility”) for a period of time. During this interim and to date, Wells Fargo-Foothill, Inc. (“Wells Fargo-Foothill”), the agent under the revolving operating facility, with the approval of the Bankruptcy Court, has permitted the Company to finance its activities using a portion of the cash collateral held by Wells Fargo-Foothill and cash provided by the conduct of the Company’s business (collectively the “cash collateral”). As of September 30, 2003, Wells Fargo-Foothill held approximately $18.6 million of cash collateral, which is shown as restricted cash in the Consolidated Condensed Financial Statements. The cash provided by operations is shown as cash collateral receivable in the Consolidated Condensed Financial Statements. The use of the cash collateral is subject to certain restrictions on availability.

     On August 4, 2003, the Debtor filed with the Bankruptcy Court, and the Bankruptcy Court approved, an agreement with an affiliate of Icahn Associates, pursuant to which such affiliate provides a DIP Facility. The DIP Facility was linked with the Investment Agreement with High River (see Note 1 of Notes to Consolidated Condensed Financial Statements). DIP Facility loans are advanced as a non-revolving line of credit and only as the cash collateral is exhausted or utilized for certain other purposes. The maximum availability under the DIP Facility was initially $25.0 million but increased to $35.0 million upon approval on September 10, 2003, of the High River Plan for submission to certain classes of impaired creditors. The DIP Facility availability continues until the earlier of December 31, 2003 or the consummation of a plan of reorganization. If the High River Plan is confirmed, High River will provide the Company with a $150 million exit loan facility. Under defined circumstances, High River may be entitled to a break-up fee of $5.0 million plus expenses of up to $1.0 million payable by the Company.

     Loans under the DIP Facility bear interest at a rate equal to the base rate under the revolving operating facility (which is based on the Wells Fargo Bank “prime rate”) plus 2.5%. There is a fee equal to 0.5% per annum on the unused portion of the committed DIP Facility, which is payable at maturity or acceleration of the loans under the DIP Facility. A fee of $0.7 million was paid to the Icahn

Associates affiliate providing the DIP Facility at closing of the first loan and a fee of $0.1 million was paid to Wells Fargo-Foothill, which acts as agent. Other fees to Wells Fargo-Foothill continue as they were under the revolving operating agreement.

Capital Expenditures

     Capital expenditures were $3.9 million and $15.5 million for the three and nine months ending September 30, 2003, compared to $8.4 million and $18.7 for the same period in 2002.

Critical Accounting Estimates and Assumptions

     The Company has prepared its Consolidated Condensed Financial Statements on a going-concern basis, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business.

     PRE-PETITION LIABILITIES AND REORGANIZATION EXPENSES — Revenues, expenses (including professional fees), realized gains and losses, and provisions for losses directly associated with the reorganization and restructuring of the business are reported separately in the Consolidated Condensed Financial Statements for periods subsequent to the filing of a Chapter 11 petition. The Company recorded $9.6 million and $13.2 million in reorganization expenses for the three and nine-month periods ended September 30, 2003. The Consolidated Condensed Balance Sheets distinguish pre-petition liabilities subject to compromise both from those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities subject to compromise are reported at the amounts expected to be allowed, even if they may be settled for lesser amounts.

     In addition, as a result of the Chapter 11 Case and the Canadian Proceedings, the realization of assets and satisfaction of liabilities, without substantial adjustments and/or changes in ownership, is subject to uncertainty. While operating as debtor-in-possession under the protection of Chapter 11 of the Bankruptcy Code and subject to approval of the Bankruptcy Court (and the Canadian Court where applicable) or otherwise as permitted in the ordinary course of business, the Debtor may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the Consolidated Condensed Financial Statements. Further, a plan of reorganization could materially change the amounts and classifications in the historical Consolidated Financial Statements.

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

     ENVIRONMENTAL COSTS — At September 30, 2003, the Company had accrued liabilities of $67.8 million for environmental investigation, compliance and remediation costs including $7.6 million of asset retirement obligations. The liabilities are based upon estimates with respect to sites for which the Company may be responsible, the scope and cost of work to be performed at each site, the portion of costs that will be shared with other parties and the timing of remediation work. When timing and amounts of expenditures can be reliably estimated, amounts are discounted. Where timing and amounts cannot be reliably estimated, a range is estimated and the best estimate within the high and low end of the ranges is recognized. Estimates can be affected by factors including future changes in technology, changes in regulations or requirements of local governmental authorities, the extent of the remediation necessary based upon environmental testing and the actual costs of disposal.

     RECEIVABLES, NET OF VALUATION ALLOWANCES — Accounts receivable at September 30, 2003, were $155.3 million net of a $20.3 million allowance for doubtful accounts. The valuation allowance was determined based upon the Company’s evaluation of known requirements, aging of receivables, historical experience and the economic environment. While the Company believes it has appropriately considered known or expected outcomes, its customers’ ability to pay their obligations could be adversely affected by contraction in the economy, unexpected changes in ferrous metals or energy prices, the Company’s ability to continue as a going concern or the effect of the Chapter 11 Case on the Company’s relationship with its customers. Changes in these estimates of collectability could have a material impact on earnings.

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

     INSURANCE LIABILITIES — Insurance accruals were $44.7 million at September 30, 2003. The Company retains liability for workers’ compensation claims, auto and general liability, where permitted, for up to $1 million for any single occurrence and for property claims up to $2 million. Insurance claims liabilities have been accrued using actuarial principles and industry standard rates on an undiscounted basis. Third party administrators estimate the ultimate potential cost for individual claims. Actual development of individual claims could vary from the estimated amounts due to severity of injuries, the potential for damage awards and future changes in medical costs.

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

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires that unconsolidated variable interest entities be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity’s expected losses or residual benefits. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to existing variable interest entities in the periods beginning after June 15, 2003. A recent FASB staff position deferred implementation of FIN 46 until December 31, 2003. As of September 30, 2003, the Company has yet to determine the impact that the adoption of FIN 46 will have on the Company’s Consolidated Condensed Financial Statements.

     In May 2003, the FASB issued Statement of Financial Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities.” Statement No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Statement No. 150 requires issuers to classify as liabilities, or assets in some circumstances, three classes of freestanding financial instruments that embody obligations of the issuer. Generally, Statement No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective for interim periods beginning after June 15, 2003. The Company’s adoption of Statement No. 150 did not have a material impact on the Company’s Consolidated Condensed Financial Statements.

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

Foreign Currency Rate Risk

     The revenue and expenses of the Company’s Canadian subsidiaries are generally denominated using the local currency. The functional currency of these subsidiaries is the local currency and, therefore, foreign currency translation adjustments made on consolidation are reflected as a component of stockholders’ equity (deficit) as stated in the Company’s accounting policies. Changes in the foreign exchange rates compared to the United States dollar can have an effect on the Company’s revenue and profitability. The sensitivity of the net loss from continuing operations before tax to the changing foreign currency rates is not significant based on the 2003 operating results from foreign subsidiaries.

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

Commodity Price Risk

     Prices in the steel industry are established and adjusted monthly by the major steel producers. The price of ferrous scrap is a significant factor influencing the profitability of the Metals Services Group. The Company manages its commodity price risk by acquiring ferrous metal scrap as it is needed for its customers and by turning its inventory approximately every 30 days. While a 10% change in scrap prices could potentially impact the company’s inventory value by approximately $2.6 million, the Company employs a number of measures to anticipate and/or mitigate the effect of these price swings. These measures include regular scrap purchase price adjustments, frequent inventory turnover and forward selling initiatives.

Item 4. Controls and Procedures

     Based upon an evaluation as of September 30, 2003, the Company’s Chairman of the Board and Principal Executive Officer and Senior Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     Other than as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, under the caption “Legal Proceedings”, under Note 22 of the Notes to Consolidated Financial Statements therein, as described in Note 17 to the Consolidated Condensed Financial Statements in the Company’s Quarterly Reports on Form 10-Q for the quarter ended March 31 2003, or as described under Note 18 of the Notes to Consolidated Condensed Financial Statements in the Company’s Form 10-Q for the quarter ended June 30, 2003, the Company is not currently a party to any material pending legal proceedings whether or not stayed (excepting the Chapter 11 Case and Canadian Proceedings), other than routine matters incidental to the business, and no material developments have occurred in any proceedings described in such Form 10-K or Form 10-Q except as described in Note 18 of Notes to Consolidated Condensed Financial Statements herein.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

     The filing of the Debtor’s voluntary petitions of the Chapter 11 Case on June 2, 2003, constituted an event of default under the terms of the Company’s Existing Senior Debt, unsecured notes and unsecured convertible notes. The outstanding amounts of such indebtedness as of September 30, 2003, are discussed in “Current liabilities – subject to compromise” of Note 9 of Notes to Consolidated Condensed Financial Statements and “New Accounting Treatment” of Note 1 of Notes to Consolidated Condensed Financial Statements. All such amounts are accounted for as pre-petition liabilities subject to compromise on the Company’s Consolidated Condensed Balance Sheets as of September 30, 2003 and are subject to disposition under the terms of the Chapter 11 Case.

Item 4. Submission of Matters To a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Annual Report on Form 10-K filed April 15, 2003).

3.2	Amended By-Laws (incorporated by reference to Exhibit 3.2 to the registrant’s Annual Report on Form 10-K filed March 29, 2001).

4	Description of capital stock of the registrant (incorporated by reference to Exhibit 4 to the registrant’s Quarterly Report on Form 10-Q filed May 21, 2001).

10.1	Credit Agreement, dated as of March 31, 2000, between the registrant and various of its lenders, with Canadian Imperial Bank of Commerce acting as Administrative Agent (incorporated by reference to Exhibit 99.1 to the registrant’s

Exhibit
Number	Description

Current Report on Form 8-K filed May 8, 2000).

10.2	Loan Agreement, dated as of March 31, 2000, between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and Administrative Agent (incorporated by reference to Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed May 8, 2000).

10.3	Registration Rights Agreement, dated as of March 31, 2000 between the registrant and certain securities holders (incorporated by reference to Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed May 8, 2000).

10.4	Philip Services Corporation Performance Unit Bonus Plan (incorporated by reference to Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q filed August 14, 2001).

10.5	Philip Services Corporation Stock Option Plan (incorporated by reference to Exhibit 99.7 to the registrant’s Current Report on Form 8-K filed May 8, 2000).

10.6	First amendment to Credit Agreement, dated as of March 8, 2001, between the registrant and various of its lenders, with Canadian Imperial Bank of Commerce acting as Administrative Agent (incorporated by reference to Exhibit 10.8 to the registrant’s Annual Report on Form 10-K filed March 29, 2001).

10.7	Second amendment to Credit Agreement, dated as of March 28, 2001, between the registrant and various of its lenders, with Canadian Imperial Bank of Commerce acting as Administrative Agent (incorporated by reference to Exhibit 10.9 to the registrant’s Annual Report on Form 10-K filed March 29, 2001).

10.8	Amendment Number One, dated March 28, 2001, to Loan Agreement between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and Administrative Agent (incorporated by reference to Exhibit 10.10 to the registrant’s Annual Report on Form 10-K filed March 29, 2001).

10.9	Indenture, dated as of April 7, 2000, relating to the registrant’s 6% Subordinated Notes due April 15, 2010 (incorporated by reference to Exhibit 10.11 to the registrant’s Quarterly Report on Form 10-Q filed May 21, 2001).

10.10	Indenture, dated as of April 7, 2000, relating to the registrant’s 3% Convertible Subordinated Notes due April 15, 2020 (incorporated by reference to Exhibit 10.12 to the registrant’s Quarterly Report on Form 10-Q filed May 21, 2001).

10.11	Third amendment to Credit Agreement, dated as of May 18, 2001, between the registrant and various of its lenders, with Canadian Imperial Bank of Commerce acting as Administrative Agent (incorporated by reference to Exhibit 10.13 to the registrant’s Quarterly Report on Form 10-Q filed May 21, 2001).

10.12	Amendment Number Two, dated May 18, 2001, to Loan Agreement between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and Administrative Agent (incorporated by reference to Exhibit 10.14 to the registrant’s Quarterly Report on Form 10-Q filed May 21, 2001).

10.13	Amended and Restated Philip Services Corporation Nonemployee Directors Restricted Stock Plan (incorporated by reference to the registrant’s Annual Report on Form 10-K filed April 15, 2003).

10.14	Philip Services Corporation Officers’ Stock-Based Bonus Plan (incorporated by reference to the registrant’s Definitive Proxy Statement on Schedule 14A filed March 29, 2001).

10.15	Fourth amendment to Credit Agreement, dated as of November 19, 2001, between the registrant and various of its lenders, with Canadian Imperial Bank of

Exhibit
Number	Description

Commerce acting as Administrative Agent (incorporated by reference to Exhibit 10.17 to the registrant’s Quarterly Report on Form 10-Q filed November 19, 2001).

10.16	Amendment Number Three, dated November 19, 2001, to Loan Agreement between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and Administrative Agent (incorporated by reference to Exhibit 10.18 to the registrant’s Quarterly Report on Form 10-Q filed November 19, 2001).

10.17	Amendment Number Four, dated January 29, 2002, to Loan Agreement between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and Administrative Agent (incorporated by reference to Exhibit 10.17 to the registrant’s Annual Report on Form 10-K filed April 15, 2002).

10.18	Amendment Number Five, dated February 19, 2002, to Loan Agreement between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and Administrative Agent (incorporated by reference to Exhibit 10.18 to the registrant’s Annual Report on Form 10-K filed April 15, 2002).

10.19	Amendment Number Six, dated March 8, 2002, to Loan Agreement between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and Administrative Agent (incorporated by reference to Exhibit 10.19 to the registrant’s Annual Report on Form 10-K filed April 15, 2002).

10.20	Fifth amendment to Credit Agreement, dated as of April 12, 2002, between the registrant and various of its lenders, with Canadian Imperial Bank of Commerce acting as Administrative Agent (incorporated by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K filed April 15, 2002).

10.21	Amendment Number Seven, dated April 12, 2002, to Loan Agreement between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and Administrative Agent (incorporated by reference to Exhibit 10.21 to the registrant’s Annual Report on Form 10-K filed April 15, 2002).

10.22	Amended and Restated Registration Rights Agreement, dated as of April 12, 2002, between the registrant and certain securities holders (incorporated by reference to Exhibit 10.22 to the registrant’s Annual Report on Form 10-K filed April 15, 2002).

10.23	Employment Agreement with Michael W. Ramirez. (Incorporated by reference to Exhibit 10.23 to the registrant’s Quarterly Report on Form 10-Q filed August 14, 2002).

10.24	Amendment Number Eight, dated June 2002, to Loan Agreement between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and Administrative Agent. (Incorporated by reference to Exhibit 10.24 to the registrant’s Quarterly Report on Form 10-Q filed August 14, 2002).

10.25	Collateral Agency and Intercreditor Agreement, dated as of March 31, 2000, among the registrant, Foothill Capital Corporation, acting as Collateral Agents and Revolver Agent, and Canadian Imperial Bank of Commerce, acting as Secured PIK/Term Agent. (Incorporated by reference to Exhibit 10.25 to the registrant’s Quarterly Report on Form 10-Q filed August 14, 2002).

10.26	Amendment Number One to the Collateral Agency and Intercreditor Agreement, dated as of April 12, 2002 among the registrant, Foothill Capital Corporation, acting as Collateral Agents and Revolver Agent, and Canadian Imperial Bank of Commerce, acting as Secured PIK/Term Agent. (Incorporated by reference to Exhibit 10.26 to the registrant’s Quarterly Report on Form 10-Q filed August 14, 2002).

Exhibit
Number	Description

10.27	Philip Services Corporation (2002) Stock-Based Bonus Plan (incorporated by reference to Appendix 2 to the registrant’s Definitive Proxy Statement on Schedule 14A filed November 21, 2002).

10.28	Membership Interest and Asset Purchase Agreement dated as of March 2, 2003 among the registrant, PSC Industrial Outsourcing, Inc., Fluor Enterprises, Inc. and Plant Performance Services LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed March 13, 2003).

10.29	Amendment Number Nine to Loan Agreement, dated as of April 8, 2003 among the registrant and various of its lenders, with Foothill Capital Corporation acting as Arrangement Administrative Agent (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed April 10, 2003).

10.30	Employment Agreement, dated as of February 1, 2003, between the registrant and Robert J. Millstone (incorporated by reference to Exhibit 10.30 to the registrant’s Annual Report on Form 10-K filed April 15, 2003).

10.31	Sixth amendment to Credit Agreement, dated as of March 7, 2003, between the registrant and various of its lenders, with Canadian Imperial Bank of Commerce acting as Administrative Agent (incorporated by reference to Exhibit 10.31 to the registrant’s Annual Report on Form 10-K filed April 15, 2003).

10.32	Expedited motion to approve employee retention, incentive and severance plans of the Debtor filed June 16, 2003 (incorporated by reference to Exhibit 10.32 to the registrant's Quarterly Report on Form 10-Q filed August 19, 2003).

10.33	Order approving employee retention, incentive and severance plans of the United States Bankruptcy Court for the Southern District of Texas issued June 23, 2003 (incorporated by reference to Exhibit 10.33 to the registrant's Quarterly Report on Form 10-Q filed August 19, 2003).

10.34	Second order approving top executive retention portion of employee retention incentive and severance plans of the United States Bankruptcy Court for the Southern District of Texas issued June 30, 2003 (incorporated by reference to Exhibit 10.34 to the registrant's Quarterly Report on Form 10-Q filed August 19, 2003).

10.35	Third order approving top executive retention portion of employee retention, incentive and severance plans of the United States Bankruptcy Court for the Southern District of Texas issued July 28, 2003 (incorporated by reference to Exhibit 10.35 to the registrant's Quarterly Report on Form 10-Q filed August 19, 2003).

10.36	Asset Purchase Agreement dated August 8, 2003, between the registrant and Nooter Construction Company, as amended.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	First Amended Final Order authorizing Debtors to (A) use cash collateral; (B) obtain letter of credit accommodations; (C) incur postpetition debt; and (D) grant adequate protection and provide security and other relief to Foothill Capital Corp, as agent and certain other prepetition and postpetition secured creditors and lenders of the United States Bankruptcy Court for the Southern District of Texas, issued on August 4, 2003 (incorporated by reference to Exhibit 99.1 to the registrant's Quarterly Report on Form 10-Q filed August 19, 2003).

Exhibit
Number	Description

99.2	Investment Agreement by and among High River Limited Partnership, Philip Services Corporation, and Certain Subsidiaries of Philip Services Corporation, dated as of July 29, 2003, as amended.

99.3	Order for Protection under the Companies’ Creditors Arrangement Act of the Superior Court of Justice of Ontario, Canada issued on September 19, 2003

99.4	Debtors’ Second Amended and Restated Joint Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code, filed with the United States Bankruptcy Court for the Southern District of Texas on October 27, 2003.

99.5	Joint Disclosure Statement of the Debtors in connection with solicitation of ballots with respect to Second Amended and Restated Joint Plan under Chapter 11 of the United States Bankruptcy Code, filed with the United States Bankruptcy Court for the Southern District of Texas on October 27, 2003.

(b) Current Reports on Form 8-K.

     The Company filed a Form 8-K dated August 7, 2003, announcing the filing of the Company’s monthly operating report for the month of June, 2003 with the United States Bankruptcy Court for the Southern District of Texas.

     The Company filed a Form 8-K dated August 25, 2003, announcing the filing of the Company’s monthly operating report for the month of July, 2003 with the United States Bankruptcy Court for the Southern District of Texas.

     The Company filed a Form 8-K dated September 4, 2003, announcing the sale of substantially all of the operating assets of its former Project Services Division’s refractory and union mechanical and turnaround business to Nooter Construction Company.

     The Company filed a Form 8-K dated September 12, 2003, announcing the selection of the High River Plan pursuant to a plan sponsorship and bidding procedures order in the Bankruptcy Case in the United States Bankruptcy Court for the Southern District of Texas.

     The Company filed a Form 8-K dated September 22, 2003, announcing the filing of the Canadian Applicants for protection under the Companies’ Creditors Arrangement Act with the Ontario Superior Court of Justice in Canada on September 19, 2003.

     The Company filed a Form 8-K dated September 23, 2003, announcing the filing of the Company’s monthly operating report for the month of August, 2003 with the United States Bankruptcy Court for the Southern District of Texas.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2003

PHILIP SERVICES CORPORATION

By:	/s/ ROBERT L. KNAUSS

Robert L. Knauss
Chairman of the Board and
Principal Executive Officer
(Principal Executive Officer)

By:	/s/ MICHAEL W. RAMIREZ

Michael W. Ramirez
Senior Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Annual Report on Form 10-K filed April 15, 2003).

3.2	Amended By-Laws (incorporated by reference to Exhibit 3.2 to the registrant’s Annual Report on Form 10-K filed March 29, 2001).

4	Description of capital stock of the registrant (incorporated by reference to Exhibit 4 to the registrant’s Quarterly Report on Form 10-Q filed May 21, 2001).

10.1	Credit Agreement, dated as of March 31, 2000, between the registrant and various of its lenders, with Canadian Imperial Bank of Commerce acting as Administrative Agent (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed May 8, 2000).

10.2	Loan Agreement, dated as of March 31, 2000, between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and Administrative Agent (incorporated by reference to Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed May 8, 2000).

10.3	Registration Rights Agreement, dated as of March 31, 2000 between the registrant and certain securities holders (incorporated by reference to Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed May 8, 2000).

10.4	Philip Services Corporation Performance Unit Bonus Plan (incorporated by reference to Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q filed August 14, 2001).

10.5	Philip Services Corporation Stock Option Plan (incorporated by reference to Exhibit 99.7 to the registrant’s Current Report on Form 8-K filed May 8, 2000).

10.6	First amendment to Credit Agreement, dated as of March 8, 2001, between the registrant and various of its lenders, with Canadian Imperial Bank of Commerce acting as Administrative Agent (incorporated by reference to Exhibit 10.8 to the registrant’s Annual Report on Form 10-K filed March 29, 2001).

10.7	Second amendment to Credit Agreement, dated as of March 28, 2001, between the registrant and various of its lenders, with Canadian Imperial Bank of Commerce acting as Administrative Agent (incorporated by reference to Exhibit 10.9 to the registrant’s Annual Report on Form 10-K filed March 29, 2001).

10.8	Amendment Number One, dated March 28, 2001, to Loan Agreement between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and Administrative Agent (incorporated by reference to Exhibit 10.10 to the registrant’s Annual Report on Form 10-K filed March 29, 2001).

10.9	Indenture, dated as of April 7, 2000, relating to the registrant’s 6% Subordinated Notes due April 15, 2010 (incorporated by reference to Exhibit 10.11 to the registrant’s Quarterly Report on Form 10-Q filed May 21, 2001).

10.10	Indenture, dated as of April 7, 2000, relating to the registrant’s 3% Convertible Subordinated Notes due April 15, 2020 (incorporated by reference to Exhibit 10.12 to the registrant’s Quarterly Report on Form 10-Q filed May 21, 2001).

Exhibit
Number	Description

10.11	Third amendment to Credit Agreement, dated as of May 18, 2001, between the registrant and various of its lenders, with Canadian Imperial Bank of Commerce acting as Administrative Agent (incorporated by reference to Exhibit 10.13 to the registrant’s Quarterly Report on Form 10-Q filed May 21, 2001).

10.12	Amendment Number Two, dated May 18, 2001, to Loan Agreement between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and Administrative Agent (incorporated by reference to Exhibit 10.14 to the registrant’s Quarterly Report on Form 10-Q filed May 21, 2001).

10.13	Amended and Restated Philip Services Corporation Nonemployee Directors Restricted Stock Plan (incorporated by reference to the registrant’s Annual Report on Form 10-K filed April 15, 2003).

10.14	Philip Services Corporation Officers’ Stock-Based Bonus Plan (incorporated by reference to the registrant’s Definitive Proxy Statement on Schedule 14A filed March 29, 2001).

10.15	Fourth amendment to Credit Agreement, dated as of November 19, 2001, between the registrant and various of its lenders, with Canadian Imperial Bank of Commerce acting as Administrative Agent (incorporated by reference to Exhibit 10.17 to the registrant’s Quarterly Report on Form 10-Q filed November 19, 2001).

10.16	Amendment Number Three, dated November 19, 2001, to Loan Agreement between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and Administrative Agent (incorporated by reference to Exhibit 10.18 to the registrant’s Quarterly Report on Form 10-Q filed November 19, 2001).

10.17	Amendment Number Four, dated January 29, 2002, to Loan Agreement between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and Administrative Agent (incorporated by reference to Exhibit 10.17 to the registrant’s Annual Report on Form 10-K filed April 15, 2002).

10.18	Amendment Number Five, dated February 19, 2002, to Loan Agreement between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and Administrative Agent (incorporated by reference to Exhibit 10.18 to the registrant’s Annual Report on Form 10-K filed April 15, 2002).

10.19	Amendment Number Six, dated March 8, 2002, to Loan Agreement between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and Administrative Agent (incorporated by reference to Exhibit 10.19 to the registrant’s Annual Report on Form 10-K filed April 15, 2002).

10.20	Fifth amendment to Credit Agreement, dated as of April 12, 2002, between the registrant and various of its lenders, with Canadian Imperial Bank of Commerce acting as Administrative Agent (incorporated by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K filed April 15, 2002).

10.21	Amendment Number Seven, dated April 12, 2002, to Loan Agreement between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and Administrative Agent (incorporated by reference to Exhibit 10.21 to the registrant’s Annual Report on Form 10-K filed April 15, 2002).

10.22	Amended and Restated Registration Rights Agreement, dated as of April 12, 2002, between the registrant and certain securities holders (incorporated by reference to Exhibit 10.22 to the registrant’s Annual Report on Form 10-K filed April 15, 2002).

Exhibit
Number	Description

10.23	Employment Agreement with Michael W. Ramirez. (Incorporated by reference to Exhibit 10.23 to the registrant’s Quarterly Report on Form 10-Q filed August 14, 2002).

10.24	Amendment Number Eight, dated June 2002, to Loan Agreement between the registrant and certain of its lenders, with Foothill Capital Corporation acting as Arranger and Administrative Agent. (Incorporated by reference to Exhibit 10.24 to the registrant’s Quarterly Report on Form 10-Q filed August 14, 2002).

10.25	Collateral Agency and Intercreditor Agreement, dated as of March 31, 2000, among the registrant, Foothill Capital Corporation, acting as Collateral Agents and Revolver Agent, and Canadian Imperial Bank of Commerce, acting as Secured PIK/Term Agent. (Incorporated by reference to Exhibit 10.25 to the registrant’s Quarterly Report on Form 10-Q filed August 14, 2002).

10.26	Amendment Number One to the Collateral Agency and Intercreditor Agreement, dated as of April 12, 2002 among the registrant, Foothill Capital Corporation, acting as Collateral Agents and Revolver Agent, and Canadian Imperial Bank of Commerce, acting as Secured PIK/Term Agent. (Incorporated by reference to Exhibit 10.26 to the registrant’s Quarterly Report on Form 10-Q filed August 14, 2002).

10.27	Philip Services Corporation (2002) Stock-Based Bonus Plan (incorporated by reference to Appendix 2 to the registrant’s Definitive Proxy Statement on Schedule 14A filed November 21, 2002).

10.28	Membership Interest and Asset Purchase Agreement dated as of March 2, 2003 among the registrant, PSC Industrial Outsourcing, Inc., Fluor Enterprises, Inc. and Plant Performance Services LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed March 13, 2003).

10.29	Amendment Number Nine to Loan Agreement, dated as of April 8, 2003 among the registrant and various of its lenders, with Foothill Capital Corporation acting as Arrangement Administrative Agent (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed April 10, 2003).

10.30	Employment Agreement, dated as of February 1, 2003, between the registrant and Robert J. Millstone (incorporated by reference to Exhibit 10.30 to the registrant’s Annual Report on Form 10-K filed April 15, 2003).

10.31	Sixth amendment to Credit Agreement, dated as of March 7, 2003, between the registrant and various of its lenders, with Canadian Imperial Bank of Commerce acting as Administrative Agent (incorporated by reference to Exhibit 10.31 to the registrant’s Annual Report on Form 10-K filed April 15, 2003).

10.32	Expedited motion to approve employee retention, incentive and severance plans of the Debtor filed June 16, 2003 (incorporated by reference to Exhibit 10.32 to the registrant's Quarterly Report on Form 10-Q filed August 19, 2003).

10.33	Order approving employee retention, incentive and severance plans of the United States Bankruptcy Court for the Southern District of Texas issued June 23, 2003 (incorporated by reference to Exhibit 10.33 to the registrant's Quarterly Report on Form 10-Q filed August 19, 2003).

10.34	Second order approving top executive retention portion of employee retention, incentive and severance plans of the United States Bankruptcy Court for the Southern District of Texas issued June 30, 2003 (incorporated by reference to Exhibit 10.34 to the registrant's Quarterly Report on Form 10-Q filed August 19, 2003).

Exhibit
Number	Description

10.35	Third order approving top executive retention portion of employee retention, incentive and severance plans of the United States Bankruptcy Court for the Southern District of Texas issued July 28, 2003 (incorporated by reference to Exhibit 10.35 to the registrant's Quarterly Report on Form 10-Q filed August 19, 2003).

10.36	Asset Purchase Agreement dated August 8, 2003, between the registrant and Nooter Construction Company, as amended.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	First Amended Final Order authorizing Debtors to (A) use cash collateral; (B) obtain letter of credit accommodations; (C) incur postpetition debt; and (D) grant adequate protection and provide security and other relief to Foothill Capital Corp, as agent and certain other prepetition and postpetition secured creditors and lenders of the United States Bankruptcy Court for the Southern District of Texas, issued on August 4, 2003 (incorporated by reference to Exhibit 99.1 to the registrant's Quarterly Report on Form 10-Q filed August 19, 2003).

99.2	Investment Agreement by and among High River Limited Partnership, Philip Services Corporation, and Certain Subsidiaries of Philip Services Corporation, dated as of July 29, 2003, as amended.

99.3	Order for Protection under the Companies’ Creditors Arrangement Act of the Superior Court of Justice of Ontario, Canada issued on September 19, 2003

99.4	Debtors’ Second Amended and Restated Joint Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code, filed with the United States Bankruptcy Court for the Southern District of Texas on October 27, 2003.

99.5	Joint Disclosure Statement of the Debtors in connection with solicitation of ballots with respect to Second Amended and Restated Joint Plan under Chapter 11 of the United States Bankruptcy Code, filed with the United States Bankruptcy Court for the Southern District of Texas on October 27, 2003.